Form 10-K
period 1993-12-31
MAGMA COPPER CO
filed 1994-03-14
CIK 61425

___________________________________________________________________________
___________________________________________________________________________

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1993

                         Commission file number 0-10122

                             MAGMA COPPER COMPANY
        (Exact name of registrant as specified in its charter)

                 DELAWARE                             86-0219794
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

       7400 N. ORACLE RD., SUITE 200
              TUCSON, ARIZONA                            85704
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (602)575-5600

          Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                   Name of Exchange
        ----------------------------         ------------------------
        COMMON STOCK, $.01 PAR VALUE         NEW YORK STOCK EXCHANGE
        COMMON STOCK WARRANTS,               NEW YORK STOCK EXCHANGE
          $8.50 EXERCISE PRICE
        5 5/8% CUMULATIVE CONVERTIBLE        NEW YORK STOCK EXCHANGE
          PREFERRED STOCK, SERIES D
        6% CUMULATIVE CONVERTIBLE            NEW YORK STOCK EXCHANGE
          PREFERRED STOCK, SERIES E

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   x           NO
                                ____            ____

    Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

    Aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1994: $373,711,000. See Part III, Item 13-Certain Relationships and Related Transactions.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

    Number of shares of Common Stock, $.01 Par Value, outstanding at March 1, 1994: 45,736,617 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference in this report in the Part(s) indicated:

      Proxy statement for 1994 Annual Meeting of Stockholders - Part III.
___________________________________________________________________________
___________________________________________________________________________
                               TABLE OF CONTENTS


                                    PART I

                                                                      Page

Item  1.  Business.  . .  . .  . .  . . . .   . .. . .  . .  . . .
Item  2.  Properties . .  . .  . .  . . . .   . .. . .  . .  . . .
Item  3.  Legal Proceedings .  . .  . . . .   . .. . .  . .  . . .
Item  4.  Submission of Matters to a Vote of Security Holders. . .

                                    PART II

Item  5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters . .  . . . .   . .. . .  . .  . . .
Item  6.  Selected Financial Data.  . . . .   . .. . .  . .  . . .
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . .. . .  . .  . . .
Item  8.  Financial Statements and Supplementary Data.  . .  . . .
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure . .. . .  . .  . . .

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant . . .
Item 11.  Executive Compensation .  . . . .   . .. . .  . .  . . .
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management  .  . . . .   . .. . .  . .  . . .
Item 13.  Certain Relationships and Related Transactions. .  . . .

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K    . .  . .  . . . .   . .. . .  . .  . . .

Signatures . .  . .  . .  . .  . .  . . . .   . .. . .  . .  . . .


                                    Part I

ITEM 1.   BUSINESS

THE COMPANY

    Magma Copper Company ("Magma" or the "Company") is a fully-integrated producer of electrolytic copper and ranks among the largest U.S. copper producers. Magma's principal products are high quality copper cathode and high quality copper rod, the latter of which is the basic feedstock of the copper wire and cable industry. Magma's copper operations also produce gold and silver-bearing residues, molybdenum disulfide and sulfuric acid as by-products. Excluding custom processing, in 1993 Magma produced 563 million pounds of saleable copper in concentrates and electrowon, 4.8 million pounds of molybdenum contained in molybdenum disulfide, and residues containing 2,947,911 ounces of silver and 90,751 ounces of gold including gold and silver in raw materials purchased from others. An additional 12,635 ounces of gold was produced in 1993 at the Company's Robinson Mining District.

    The Company produces copper cathode both by traditional mining/ concentrating/smelting/refining methods and by leaching/solvent extraction-electrowinning ("SX-EW") methods. The Company owns and operates underground copper mines at its San Manuel and Superior Mining Divisions, open-pit copper mines at its San Manuel and Pinto Valley Mining Divisions and in situ leaching operations at its San Manuel and Pinto Valley Mining Divisions, all in southeastern Arizona.

    Through its wholly-owned subsidiary Magma Metals Company, Magma operates the largest and most modern copper smelting and refining complex in the United States. The smelter has a rated treatment capacity of 1.25 million tons of copper concentrate per year, which represents approximately 25% of U.S. smelting and refining capacity. In addition to smelting and refining copper concentrate production from its own mines, the Company smelts and refines a substantial amount of copper concentrates on a toll or
purchase basis.   The profits from processing third party concentrates are
deducted from the Company's overall cost of producing copper from its own mines.

    The Company was originally incorporated in the State of Maine in 1910, and was reincorporated in the State of Delaware in 1969. From 1968 until March 1987, the Company was a wholly-owned subsidiary of Newmont Mining Corporation ("Newmont"), a publicly traded natural resource company. In March 1987, Newmont distributed 80% of Magma's outstanding common stock to Newmont's shareholders, deposited 5% of such stock in a trust for issuance from time to time to Magma employees and retained common and preferred stock interests in the Company. The Company remained under the influence of Newmont until November 1988, when Magma undertook a recapitalization (the "Recapitalization") in which it purchased all of the equity interests held by Newmont.

    The Company's principal office is in Tucson, Arizona. Its mailing address is 7400 North Oracle Road, Suite 200, Tucson, Arizona 85704 and its telephone number is (602) 575-5600.



RECENT DEVELOPMENTS

    Improved Operating Performance. Since the Recapitalization, Magma has substantially improved its operating performance. Magma has increased copper production from its own sources by approximately 40% from 402 million pounds in 1988 to 563 million pounds in 1993. Production from the leaching, solvent extraction and electrowinning operations increased by 87% from 86 million pounds in 1988 to 161 million pounds in 1993. Total smelting and refining production has increased by approximately 48% from 414 million pounds of copper in 1988 to 615 million pounds in 1993. Net cash operating costs of copper sold have decreased from $.78 per pound ($.93 per pound adjusted for inflation) in 1988 to $.66 per pound in 1992. In 1993, despite the effects of extraordinary rains and flooding early in the year, the Company was able to maintain the $.66 per pound cost level that had been achieved in 1992. Further, as a result of intensified cost reduction efforts, cash operating costs decreased to $.63 per pound in the third quarter and $.61 per pound in the fourth quarter of 1993. Net cash operating costs per pound represent (a) production costs of Magma source copper sold (excluding depreciation, depletion and amortization) reduced by credits for by-products and profits from custom processing divided by (b) total pounds sold from Magma sources. The Company attributes the increase in production and productivity and reduction in operating costs primarily to improved labor relations and the use of innovative operating technology.

      Debt Refinancing. Prompted by favorable interest rate conditions and an upgrade to its long-term debt ratings, the Company refinanced a substantial portion of its long-term debt in 1991 and 1992. The refinancing of Magma's debt structure provided the Company with less restrictive covenants on its long-term debt and reduced its weighted average interest rate on outstanding debt from 14.1% to 10.7%. In total, the refinancings resulted in a $9.7 million decrease in net interest expense (1992 vs. 1991), partially offset by a $3 million extraordinary loss related to premiums paid on early debt repayment.

     In May 1993, the Company entered into a five-year $200 million revolving credit agreement (the "Revolver"). The Revolver is provided by a consortium of ten banks and is available for general corporate purposes. Currently, borrowings would bear interest at the rate of London InterBank Offered Rate (LIBOR) plus 1%. There was no amount outstanding under the Revolver at December 31, 1993.

     Changes in Capital Structure. In the fourth quarter of 1992, the Company undertook measures to simplify and improve its common equity base. On October 30, 1992, Magma stockholders approved an amendment to the Company's Certificate of Incorporation to reclassify and convert all shares of its Class A and Class B Common Stock into a new single class of common stock. In December 1992, Magma made an offer to its preferred stockholders to exchange their Series B Cumulative Convertible Exchangeable Preferred Stock ("Series B Preferred Stock") for Common Stock. All shares of Series B Preferred Stock were exchanged by December 31, 1992.

     During 1993, the Company issued two new series of preferred stock to enhance its capital base and liquidity. In July 1993, the Company issued $100 million, or 2.0 million shares, of 5 5/8 percent Cumulative Convertible Preferred Stock, Series D, with a liquidation preference of $50.00 per share and a conversion rate of 3.448 (equivalent to a conversion price of $14.50 per share). Additionally, in November 1993, the Company issued $100 million, or 2.0 million shares, of 6 percent Cumulative Convertible Preferred Stock, Series E, with a liquidation preference of $50.00 per share and a conversion rate of 3.5945 (equivalent to a conversion price of $13.91 per share). Dividends are paid quarterly on each series of preferred stock. The Company intends to use the net proceeds from the sale of these securities for general corporate purposes, which may include the development of projects.

    Improved Financial Position and Increased Liquidity. The debt refinancing and preferred stock issuances have improved the Company's financial position and increased its liquidity. The Company's debt, net of cash and marketable securities, has decreased by $325 million from $390 million at December 31, 1988 to $65 million at December 31, 1993. Magma's debt to capitalization ratios have decreased from 57% in 1988 to 37% in 1993. The Company's operating cash flow (earnings before net interest, taxes, depreciation, depletion and amortization or "EBITDA") improved from $91 million in 1988 to $125 million in 1993, despite the fact that Magma's average realized price per pound of copper sold, declined from $1.07 in 1988 to $.94 in 1993. Magma's average price realized was higher than the average London Metals Exchange (LME) price for 1993 of $.86 per pound because of a copper price protection program which included the purchase of put options that protected cash flow and earnings at prices below $.95 per pound. Although Magma is optimistic about copper prices, Magma has extended this program to provide a copper price floor of $.75 per pound for 1994 production and $.74 per pound for the first three quarters of 1995. This program, together with a cost reduction program, were implemented to help assure cashflow to fund Magma's strategic growth opportunities.

    Strategic Growth Opportunities. The Company is currently pursuing or evaluating several mine development opportunities and the upgrade and expansion of its smelter. In March 1993, the Company approved the development of its Lower Kalamazoo orebody. Based upon the current mine plan, this orebody is scheduled to produce 2.13 billion pounds of copper during the period from 1996 to 2009. The Company has completed a feasibility analysis for mining at its Robinson property near Ely, Nevada, and is pursuing various approvals and permits necessary to develop and operate a copper/gold mine at this property. The Company has also commissioned a pre-feasibility study of its Florence property to assess its development potential.

     In February 1993, the Company approved a capital project to expand the San Manuel smelting and refining facility and further improve its environmental performance.


COPPER PRICE INFORMATION

      Copper is an internationally traded commodity. The copper prices established on the two major metals exchanges - The Commodity Exchange, Inc. ("Comex") in New York and the London Metal Exchange ("LME")
- - broadly reflect the worldwide balance of copper supply and demand. The profitability of the Company's operations is largely dependent upon the worldwide market price for copper. A $0.01 per pound change in the average price realized for the Company's 1993 output would have affected pre-tax income by an estimated $5.6 million. Copper prices have historically been subject to wide fluctuations and are affected by numerous factors beyond the control of the Company, including international economic and political conditions, levels of supply and demand, the availability and cost of copper substitutes, inventory levels maintained by copper producers and others and, to a lesser degree, inventory carrying costs (primarily interest charges) and international exchange rates.

    The following table of pertinent copper industry data contains Comex high, low and average copper prices per pound and illustrates the historic volatility of copper prices. Price data are given for the Comex standard-grade copper contract for the years 1984-1989. Thereafter, prices are given for contracts for delivery of high-grade copper cathode, which replaced the standard-grade contract effective January 1, 1990.

                              COMEX COPPER PRICES
                                 ($ per Pound)
                                      High(1)     Low(1)    Average(1)(2)
                                      -------     ------    -------------
  1984 . . . . . . . . . . . . . .     $ .71      $ .55          $ .61
  1985 . . . . . . . . . . . . . .       .66        .56            .61
  1986 . . . . . . . . . . . . . .       .69        .57            .62
  1987 . . . . . . . . . . . . . .      1.46        .60            .78
  1988 . . . . . . . . . . . . . .      1.63        .88           1.15
  1989 . . . . . . . . . . . . . .      1.59       1.00           1.25
  1990 . . . . . . . . . . . . . .      1.38        .96           1.19
  1991 . . . . . . . . . . . . . .      1.20        .96           1.05
  1992 . . . . . . . . . . . . . .      1.16        .94           1.03


                                      High(1)     Low(1)     Average(2)
                                      -------     ------     ----------
  1993:
  First Quarter. . . . . . . . . .     $1.07      $ .94          $ .98
  Second Quarter . . . . . . . . .       .96        .77            .83
  Third Quarter. . . . . . . . . .       .89        .74            .84
  Fourth Quarter . . . . . . . . .       .83        .72            .76
    Year . . . . . . . . . . . . .      1.07        .72            .85
________

(1) Source: American Metals Market (1984-86), Metals Week (1987-1993)
(2) Source: MET Research

    The Company's average realized price per pound of copper was $.94 in 1993, $1.00 in 1992 and $1.01 in 1991.

    From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as part of its copper price protection program. During the second, third and fourth quarters of 1993, the Company benefited from put option contracts that provided price protection at LME prices below $0.95 per pound. During these quarters, option contracts totalling 384 million pounds were exercised, resulting in a realized price above the market prices reflected in the table above. In addition, the Company's 1993 realized price was impacted by fixed price forward sales of 42 million pounds at an average price of $0.91 per pound. During 1992 and 1991 the Company had fixed price sales of 179 million pounds at $0.93 per pound and 183 million pounds at $0.98 per pound, respectively.

   The Company's realized price per pound includes a premium of several cents over the market price for copper cathode to reflect net delivery and financing costs. The Company's price for copper rod commands a premium over its price for copper cathode to reflect the value added by additional processing.


COMPETITION

      The Company does not believe that it or any other copper producer can individually exercise a material influence on the markets in which the Company operates. The price of copper depends almost entirely upon industrial consumption and other market conditions beyond the Company's control. Many foreign and domestic copper producers benefit from higher-grade orebodies than those owned by the Company. Further, most foreign producers benefit from lower labor rates and less stringent environmental regulation than those of United States producers. Because of their need for foreign exchange and the political impact layoffs might have, some foreign producers maintain maximum production without regard to the condition of the world copper market or the profitability of their mining operations.

  The Company's custom smelting and refining operations compete with other smelting and refining operations, primarily Japanese based companies, for the treatment of copper concentrates. At present, the Japanese government imposes a tariff on refined copper that protects smelting margins by increasing the price of finished cathode to domestic consumers. Additionally, the economic benefit accruing to Japanese operators from the tariff allows them a protected base from which they can aggressively export to nearby Asian countries.

  The Company and other copper producers also compete with manufacturers of other materials, including aluminum, stainless steel, plastics and fiber optic cables. Should copper prices increase sharply, substitution of these alternative materials for copper may occur.


PRODUCTS AND SALES

    Products. Magma's principal products are high quality copper cathode and high quality copper rod, the latter of which is the basic feedstock of the copper wire and cable industry. Approximately 58% of the copper sold by the Company in 1993 (447.1 million pounds) was sold as copper cathode, 36% (276.3 million pounds) was sold in the form of continuous cast rod, and the remaining 6% (41.0 million pounds) was sold in other forms. Copper revenue in 1993 decreased by 3% to $710.5 million, compared to $736.2 million for 1992, due to a $.06 decrease in Magma's average realized price per pound, which was partially offset by higher sales volume.

    In addition to smelting and refining copper concentrate production from its own mines, the Company processes a substantial amount of copper concentrates on a toll or purchase basis. The profits from processing third party concentrates are deducted from the Company's overall cost of producing copper from its own mines. The total quantities of copper produced by the Company, copper smelted and refined on a custom basis and copper sold by the Company from its own mines during each year in the five-year period ended December 31, 1993 were as follows (in millions of pounds):

                      Custom Processing
          Total    -----------------------     Inventory       Magma
         Copper       Toll      Sales of     Fluctuations      Source
 Year  Produced(1)  Customers Purchased(2)   and Other(3)   Copper Sales
 ----  ----------- ---------- ------------   -------------  -------------
 1993     779.3       (66.8)     (151.6)         (2.6)          558.3
 1992     767.8       (65.5)     (158.6)         23.1           566.8
 1991     703.2       (75.3)     (114.2)         10.2           523.9
 1990     675.5      (119.8)      (98.3)         32.4           489.8
 1989     536.3      (146.4)      (56.0)         71.7           405.6

(1)  Total cathode production, including custom processing.
(2) Total copper purchased, including concentrate and other purchases, from third parties and sold to customers.
(3) Amounts include purchases of copper cathode and sales of non-refined copper. In addition, during 1993, the Company sold 33.8 million pounds of anodes from third party sources and returned 25.4 million pounds of anode to toll customers.

    Magma's copper operations also produce gold and silver-bearing residues and molybdenum disulfide as by-products. Revenue from gold sales in 1993, including gold contained in raw materials purchased from others, was $32.4 million on sales of 90,751 ounces. Revenue from silver sales in 1993, including silver in raw materials purchased from others, was $12.7 million on sales of 2,947,911 ounces. An additional $4.5 million of revenue represented sales of 12,635 ounces of gold in dore produced in 1993 at the Company's Robinson Mining District. Revenue from sales of molybdenum disulfide in 1993 was $9.2 million on sales of 4.8 million pounds
molybdenum contained.   The Company uses sulfuric acid produced in the
smelting process in its copper leaching operations and sells any excess acid to third parties.

    Sales.   The Company's sales strategy includes (i) expanding sales to
North American consumers, while preserving a core of long-term customer relationships in Asia, (ii) custom smelting and refining of third party concentrate to supplement feedstock to its smelter from Magma's own mines, and (iii) an optimal mix of copper rod and copper cathode sales.

   The Company's export sales have declined in recent years primarily due to increasing U.S. consumption and the recession in Japan. The Company is maintaining its presence in the Asian markets by supplying cathode to major fabricators on an annual basis. The Company's export sales as a percent of total revenues were 25%, 29% and 50% for the years ended December 31, 1993, 1992 and 1991, respectively.

    Customers. During 1993, the Company's copper was sold to approximately sixty customers. Sales of copper to the Company's largest customer during the year accounted for 19% of total revenues. Because copper is an internationally traded commodity, the Company does not believe that the loss of any one customer would have a material adverse effect on the results of its operations.


OPERATIONS

    Overview. Currently, all of the Company's copper mining, smelting and refining operations are in southeastern Arizona. Its mining operations are conducted through its San Manuel, Pinto Valley, and Superior Mining Divisions. Magma Metals Company, a wholly-owned subsidiary, operates the smelting and refining complex and rod plant and conducts the Company's sales and marketing activities. The Company has two subsidiaries which conduct railroad operations in support of its copper mining operations.
The Company also operates a gold mine at its Robinson Mining District near Ely, Nevada and operated a small gold mine near Humboldt, Arizona. A detailed description of the Company's mining properties is included in Item 2-Properties.

    Mining Operations. The San Manuel Mining Division mines and mills copper sulfide ore principally from its underground mine. The underground mine ranks as one of the world's largest in terms of production. Approximately 219 million pounds of copper were produced from the mine in 1993. The Company employs block caving, which involves the undercutting or removal of a horizontal slice of ore (a "stope block") that is large enough so that the unbroken ore above the stope block falls into the undercut.
The ore is then drawn from the undercut and transported to the surface, where it is processed at the San Manuel concentrator. The concentrate is processed further at the Company's smelting and refining complex.

    The San Manuel Mining Division also produces oxide ore from an open-pit mine. Copper is produced through heap leaching and SX-EW processing, which are generally lower in cost than copper obtained from sulfide ore through traditional methods. The leaching operations utilize sulfuric acid produced as a by-product of the Company's smelting process. The Company also maintains an in situ, or in-place, leaching program in or around worked out portions of the San Manuel open-pit and underground mine.
During 1993, heap leaching and in situ production at San Manuel totaled approximately 118 million pounds.

    The Pinto Valley Mining Division conducts its operations through two units: the Pinto Valley Unit and Miami Unit. The Pinto Valley Unit mines copper sulfide ore from its open-pit mine for both the concentrating/ smelting/refining and the leaching/SX-EW production methods. The Miami Unit conducts in situ leaching at a closed underground mine, as well as leaching of concentrator tailings. In 1993, copper produced by the Pinto Valley Mining Division accounted for approximately 179 million pounds of the copper cathode refined by the Company, of which 40 million pounds of copper cathode were processed by the Division's two SX-EW facilities, and 139 million pounds were processed at its concentrator and processed further at the Company's smelting and refining complex.

    The Superior Mining Division mines sulfide ore through traditional stoping methods. Ore is delivered directly to the division's concentrator for processing. The concentrate is smelted and refined at San Manuel. During 1993, approximately 32 million pounds of copper were produced at the Superior Mining Division.

     The following table sets forth the percentage of saleable copper contained in production derived from each of the Company's mining operations in 1993:

                          San Manuel   Pinto Valley     Superior
                            Mining        Mining         Mining
                           Division      Division       Division    Total
                          -----------  -------------   ----------  ------
Underground Mine
  Concentrate                  40%          --%             6%       46%
Open-Pit Mine
  Concentrate                  --           25             --        25
Open-Pit Mine
  Dump Leaching (SX-EW)        19            5             --        24
In Situ Leaching
  (SX-EW)                       3            2             --         5
                             ----         ----           ----      ----
     Total                     62%          32%             6%      100%
                             ====         ====           ====      ====

    During 1993, the Company conducted gold mining operations at its Robinson Mining District and at the McCabe mine near Humboldt, Arizona. The Company's gold mining operations at its Robinson Mining District produced 12,635 ounces of gold. The McCabe mine produced 1,900 ounces of gold. The Company closed the McCabe mine in 1993.

    The Company has two Arizona subsidiaries which conduct railroad operations. The San Manuel Arizona Railroad Company operates a 29-mile common carrier route from San Manuel which is ultimately linked to the Santa Fe Southern Pacific Corporation railroad system. The Magma Arizona Railroad Company operates a 28-mile common carrier route from the area of Superior, Arizona to the same system.

    Smelting. Copper concentrate is processed through the smelter and cast into copper anodes. Sulfur dioxide offgases collected from the smelter and converter are converted into sulfuric acid at the acid plant and either used in the Company's leaching operations or sold to third parties. The major smelter components include: (i) an oxygen-enriched flash furnace,
(ii) an oxygen plant, and (iii) an acid plant. The smelter has the capacity to process 3,300 tons per day of new sulfide copper concentrate. In 1993, the smelter processed approximately 1,076,000 tons of new sulfide concentrate.

    Refining. The refinery electrolytically refines the copper anode produced in the smelter into copper cathode with a minimum 99.95% pure copper content. In 1993, 621 million pounds of copper anode were refined. Precious metals in residues, primarily gold and silver, are recovered at the end of the refining process and are sold to third parties.

    Casting. The continuous cast copper rod mill, near the refinery, melts copper cathodes and casts a bar which, in turn, is drawn into copper rod. The rod mill has a nominal rated capacity, based upon a 5-day work week, of approximately 300 million pounds of copper rod per year. In 1993, approximately 290 million pounds of copper rod were produced at the rod mill.

    Custom Smelting & Refining. The Company smelted and refined, on a custom basis (including tolled and purchased concentrates), approximately 369,000 tons of concentrates for, or purchased from, third parties during 1993. Magma is diversifying its sources of feedstock to include a number of U.S. and foreign producers, in addition to Magma's own mines.

    Process Materials and Resources. The principal process materials used in the Company's operations are natural gas, limestone, lime, silica flux, flotation reagents, water and sulfuric acid. The San Manuel Mining Division obtains limestone, lime, silica fluxes and water required for operations from Magma's own properties and properties leased from others. The Pinto Valley Mining Division obtains its lime and limestone requirements from third parties and has its own water supply and arrangements with third parties for the use of other water.

    The acid plant contained within the Company's smelting and refining complex converts sulfur dioxide gases to sulfuric acid, which is used in leaching and refining at both the San Manuel Mining Division and Pinto Valley Mining Division. The flash furnace included in the retrofitted smelter uses the sulfur in the copper concentrate as its primary fuel together with oxygen produced on site. Natural gas and oil are used as auxiliary fuels.

    Adequate supplies of natural gas, oil and the processing materials obtained from the Company's operations and from third parties have been, and are expected to continue to be available on a competitive basis. The San Manuel operation generates a portion of its power requirements and obtains the remainder pursuant to a contract with Arizona Public Service Company. The Pinto Valley and Superior Mining Divisions obtain their power pursuant to a contract with the Salt River Project and Agricultural District.


EMPLOYEES

    On December 31, 1993, the Company had 4,286 employees, of whom 2,951 were hourly-rated employees and 1,335 were salaried employees. The Company's hourly-rated employees are represented by eight labor unions. The United Steelworkers of America ("USWA") represents the greatest number of hourly employees at the San Manuel Mining Division and Magma Metals Company. At the Pinto Valley Mining Division, seven individual unions are jointly certified. Of these, the USWA has the largest membership.

    In October 1991, the Company and its labor unions executed a 15-year collective bargaining agreement, more than eight months prior to the expiration of the then existing contract. The agreement prohibits strikes and lockouts for at least seven years. Hourly-rated employees have received and will receive annual wage increases of $.25 to $.35 per hour in each of the five years following 1991, some of which are dependent upon Magma's quarterly earnings performance during such periods. In addition to the hourly base wage rate, all employees, excluding executives and corporate office employees, participate in divisional gainshare plans that were initiated July 1, 1991. As a result of employee generated cost reductions, improved productivity and better safety, quarterly financial awards as a share of these savings/gains are paid to participants.

   After the initial five-year period, the agreement will continue in effect for an additional 10 years on the same terms and conditions unless either party proposes a modification of the economic terms. If the parties are unable to agree on the proposed modifications, they will be submitted to an arbitration panel which will establish economic terms for a one-year period. If during any five-year period after the initial term there are two such arbitration proceedings, the agreement will terminate upon the anniversary date of the second arbitration award.

    The Company encourages the cooperation of management, its employees and their unions, along with employee work re-design, employee involvement and other programs in an effort to reduce costs, improve productivity and enhance employment security. The Company believes that its success in these areas has been a major contributing factor in improving Magma's operational performance.


LICENSES

    The Company has a perpetual license from Southwire Company to use the Southwire continuous copper rod casting system, including patented processes and machines and related know-how, at the Company's rod plant in San Manuel, Arizona.

    The Company has a perpetual license from Phelps Dodge Corporation to use a patented cathode press which increases the strength of the copper cathode produced at the Company's San Manuel refinery.

    The Company has a perpetual license from MIM Technologies Marketing Limited to use a patented process for the production of stainless steel plates used in the processing of copper cathode in the Company's SX-EW facility at San Manuel. The Company believes that the use of stainless steel plates is more efficient than the use of copper plates as is standard in other SX-EW plants.

    The Company has a perpetual license from Outokumpu Oy to use the Outokumpu process, including the Outokumpu flash furnace and related know-how, at the Company's retrofitted smelter at San Manuel. This process allows the Company to recover almost 100% of smelter and converter offgases generated in the smelting and converting process and yields sulfuric acid for the Company's leaching activities.


ENVIRONMENTAL REGULATIONS

   The mining and mineral processing industries are subject to extensive regulation relating to the protection of the environment, including regulations relating to air and water quality, mine reclamation, remediation, solid and hazardous waste handling and disposal and the promotion of occupational safety. The Company believes that it is currently in material compliance with these laws and regulations.

   Smelter Emissions and Air Pollution. The Federal Clean Air Act (the "Act"), and implementing regulations thereunder, restrict smelter emissions into the atmosphere. The Company retrofitted its smelter in 1988 to achieve compliance with all existing SO2 and particulate matter standards. The Company believes there were no exceedances of any state or federal SO2 emission limits, nor were there violations of national ambient air quality standards in 1993. Amendments to the Act, which were signed into law in 1990 (the "1990 Amendments"), and Arizona state air legislation passed in 1992 along with regulations currently being promulgated (the "Arizona Clean Air Act") may restrict smelter emissions in the future. In this regard, the Company cannot predict at this time the level of new emissions controls and related costs which may be required for it to comply with standards governing emissions of sulfur dioxide, particulates and air toxics that are expected to be adopted under the 1990 Amendments, or the Arizona Clean Air Act.

   Federal and state regulations may require the stabilizing of mineral tailings to reduce blowing dust and provide surface restoration. In anticipation of the possible effects of regulations related to mineral tailings impoundments at several of its mining divisions, the Company has covered selected tailings impoundments with fertile topsoil on which vegetation has been planted. Other tailings are being reprocessed (see Pinto Valley Mining Division, Miami No. 2 Tailings Project in Item 2-Properties). The Company is also developing a version of innovative reclamation technology known as Holistic Resource Management to revegetate tailings impoundments and waste dumps, which consists of cattle grazing on such facilities, to generate suitable soil media and vegetation.

   Air Pollution Control Costs. The Company makes expenditures for environmentally related capital improvements on an ongoing basis. In 1988, the Company spent $160.7 million, including financing costs, on an environmentally related smelter retrofit. The Company borrowed $35.7 million from the Industrial Development Authority of the County of Pinal to finance the construction of those portions of the smelter retrofit that qualified as pollution control facilities under the relevant statutes. In addition, through December 31, 1993, the Company incurred $64 million of capital improvements relating to the construction of the smelter's third acid train facility and dust leach plant. An additional $21 million is estimated as the additional cost to complete these projects in 1994. These improvements have expanded the capacity of the smelter to 720 million pounds of copper annually, and will improve the environmental performance of the smelter.

   Required Permits. Various federal, state and local laws and regulations require the Company to maintain certain environmental permits for its mining, concentrating and smelting operations. The Company believes it has obtained all necessary environmental permits and licenses for its business, with the exception of certain air permits.

   The Company has filed applications in a timely fashion for renewal of, or modifications to, each of the air quality operating permits previously granted by the Arizona Department of Environmental Quality (the "ADEQ"). Under the Arizona Administrative Procedures Act, the ADEQ must allow the Company to continue its operations under the expired permits until final action on the application for the permits is taken.

   Under regulations recently adopted by the Arizona Department of Environmental Quality, the Company is required to file an application for a five-year operating permit for its San Manuel smelter and related mineral processing facilities (including the recently permitted improvements) by November 1, 1994. The permit is intended to meet the requirements for a major air pollution source operating permit prescribed by Title V of the 1990 Amendments to the Act. Minor source (non-Title V) permit applications for the mine/mill/leaching complex at the San Manuel Mining Division, the Miami Unit at the Pinto Valley Mining Division, and Superior Mining Division facilities will be filed when requested by ADEQ. Since ADEQ has yet to issue permits under its new regulations, the Company cannot predict whether it will incur additional costs, other than the costs for emissions testing and similar application-related activities, to comply with
requirements to be imposed under the permits.   However, while the permits
are expected to regulate some activities not currently regulated, the previous emission limits and other operating standards which the facilities are subject to are unchanged and as a result issuance of the permit is not expected to result in any material increase in compliance costs.

   One of the Company's mine development projects is the Robinson Mining District near Ely, Nevada. Development of Robinson requires, among other factors, appropriate environmental and operating permits. In early 1993, the Bureau of Land Management determined that an Environmental Impact Statement ("EIS") must be prepared to analyze the Company's proposed re-development of the property. The Company believes the EIS process will be completed during 1994 and project start-up will begin in the first quarter of 1996, although there can be no assurance in this regard. See Item 2, Properties, Robinson Mining District.

   Solid and Hazardous Waste. The mining and mineral processing industry has, since 1980, been subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") which provides "cradle to grave" regulation of certain solid wastes generated during processing. These regulations prescribe methods for treatment, storage, transportation and disposal of such solid wastes. The term "solid waste" includes hazardous wastes and liquid and gaseous forms of materials, and in the minerals industry, applies to broad categories of wastes such as chemical reagents, sludges and spent materials. The Company properly disposes of all hazardous waste used or generated at its operations and conducts environmental audits of all third-party facilities utilized for such disposal.

   The Company has been previously involved in a Federal Superfund Site allegedly involving the improper disposal of hazardous wastes. In May of 1989, the Environmental Protection Agency ("EPA") proposed that the Tex-Tin site near Texas City, Texas be included on the National Priorities List ("NPL"), and in 1990, the site was formally added to the list, and the Company was designated as a Potentially Responsible Party ("PRP"), since the Company had sold smelting materials to operators of the site. However, in May of 1993, the United States Court of Appeals for the District of Columbia ordered the EPA to remove the Tex-Tin site from the NPL. The legal effect of this removal is that the EPA is no longer permitted to prosecute clean-up actions at the Tex-Tin site and the Company is no longer a PRP. The basis for the District Court's order was that the health risks were less than originally suspected. The Company believes, on a going-forward basis, it is unlikely to be the subject of private litigation or suffer any material liability. To date the Company has not been named as a party in any litigation concerning this site, nor has it expended any monies in voluntary study or other activities related thereto.

   Groundwater Contamination. In late 1988, the ADEQ announced a project to address acidic water drainage in the Globe-Miami, Arizona area, which includes the Company's Pinto Valley Mining Division. The ADEQ subsequently issued a record of decision in which it identified the affected area as the Pinal Creek Water Quality Assurance Revolving Fund ("WQARF") site, and determined that the Pinto Creek portion of the area, where the bulk of the Pinto Valley Mining Division's operations are, will not be the subject of site investigation or remediation efforts. The project relates to a plume of subsurface contamination that has been under state and federal study since 1980. In 1986, the EPA issued to another area copper producer a finding of violation and order regarding surfacing of acidic water related to this subsurface plume. Magma, along with other area copper producers, has been engaging in voluntary pumping and treatment operations, which may be intensified, with a view to reducing the contaminated plume. In addition, the Company is voluntarily participating in remedial investigation/feasibility study determinations with other interested parties in this identified area. The cost of such activities is shared by Magma and the other producers. Although the cost is not material on a yearly basis, the Company cannot estimate the duration over which such activities may have to take place.

   The Company and two other companies sharing voluntary responsibility for groundwater cleanup and the remedial investigation/feasibility study, have sued, in an action in the Federal District Court of Arizona, other former owners/operators of mining and mineral processing facilities in the Globe-Miami areas to obtain reimbursement for all or a part of the amount already expended in remedial actions and for any future costs incurred at the site. Several of these defendants claim that the Company must indemnify them from any liabilities at the site. The Company does not believe that these claims have validity, and that even if the proponents of such claims prevail, the Company will not incur any material liability or costs in relation to this matter, although there can be no assurance in this regard.

   Surface Water. The Superior and Pinto Valley Mining Divisions have been issued permits by the EPA under the federal Clean Water Act ("CWA"). In late 1992, the EPA and the ADEQ indicated that they would seek civil penalties for violations of various CWA permit conditions and state surface water quality standards at Superior and Pinto Valley that occurred from 1989 through 1992. As a result of severe rainfalls in late 1992 and early 1993, the Superior and Pinto Valley divisions suffered from flooding, water containment structural failures and technical exceedances of permit standards. In the wake of these circumstances, the Company has tentatively agreed to enter into a Consent Decree to settle all claims relating to these matters. The Consent Decree is expected to be executed during the first quarter of 1994. Under the proposed settlement, the Company would pay fines totaling $625,000, and contribute monies towards or perform several supplemental environmental projects costing approximately $200,000. In addition, the Company would agree to perform remedial investigation studies and corrective activities, and to upgrade its tailings containment, and storm water containment facilities at these divisions. The Company expended $6 million to correct and upgrade affected facilities in 1993.
The Company expects to spend an additional $8 million to upgrade and expand these facilities in 1994. These costs are being capitalized and will be amortized over the remaining mine life.

   Compliance with, or changes in the aforementioned federal and state environmental laws and regulations or enactment, or promulgation of new laws and regulations, could require the Company to modify or curtail its operations or to incur substantial additional capital expenditures.


ITEM 2.  PROPERTIES

    Overview. The Company owns or has interests in approximately 32,500 acres of land in southeastern Arizona, where it currently conducts all of its copper operations. It also owns 12,500 acres of land at its Robinson Mining District near Ely, Nevada, where it conducts a gold leaching operation and is developing a major copper project. The Company's mineral interests are held in fee or are derived from patented and unpatented mining claims and mineral leases. The Company also owns water rights, rights-of-way and interest in other leases.

    The Company's ore reserves are determined by its engineering staff utilizing standard techniques and standard modeling software, typically with the assistance of independent mining consultants.

    The Company's ore reserves may not conform to geological, geomechanical, metallurgical or other expectations with the result that the volume and grade of reserves recovered and rates of production may be more or less than anticipated. Further, market price fluctuations in copper, changes in operating and capital costs, further orebody definition, drilling and testing, and other factors affect ore reserves. In addition, the Company is subject to the normal risks encountered in the mining industry, such as unusual or unexpected geological formations, cave-ins, flooding, fires and environmental issues.

    The Company's mining operations are conducted by several divisions described below and in Item 1- Business.


SAN MANUEL MINING DIVISION

    The San Manuel Mining Division, near San Manuel, Arizona, 45 miles northeast of Tucson, Arizona, is accessed by State Hwy. 79 to State Hwy. 77 to Redington Road which terminates at the minesite to the north and reaches the concentrator and plantsite to the south. Sulfide ore is mined from the San Manuel orebody through underground block caving while oxide ore is mined through open-pit mining/heap leaching and in situ leaching. Cathode copper is produced from leach solutions at the SX-EW plant using a solvent extraction-electrowinning process. The Division utilizes a concentrator to produce concentrate from sulfide ore which is further processed at the Company's smelting and refining complex.

    Investment in the Division's property, including plant and equipment totaled $187 million as of December 31, 1993. Electricity is provided by the Arizona Public Service Company.

    The San Manuel Mining Division ore reserves are contained on land held by the Company under patented mining claims and mineral leases from the State of Arizona. Approximately 2% of the sulfide ore deposit lies on land leased from the State and subject to production royalties. Mineral leases will expire in the years 2003 through 2007, but the Company has a preferential right to renew these leases for a term of twenty (20) years. Currently there is no active production from state-leased land. Mining on leased land is scheduled to resume in 1997. The Company owns or controls through lease agreements, easements, and rights-of-way, surface use of surrounding land in support of the mining operations.

    Extraction of sulfide ore from the San Manuel underground mine began in 1956, and the mine now ranks as one of the world's largest underground copper mines in terms of production. The San Manuel mine and concentrator, and the Company, were wholly-owned by Newmont Mining Corporation from 1968 until March 1987.

    The San Manuel and Kalamazoo orebodies are two faulted segments of what was once a single, cylindrical-shaped shell of disseminated copper mineralization about 7,700 feet long and 2,500 to 5,000 feet in diameter. The shell itself varies in thickness from 100 to 1,000 feet and wraps around a central unmineralized core.

    Ore reserves in the San Manuel orebody consist of both copper sulfide and oxide ores with oxide ores confined to the upper reaches of the orebody. The sulfide ore consists essentially of disseminated chalcopyrite in quartz monzonite and monzonite porphyry. Some chalcocite enrichment is present in minor amounts. Much of the upper part of the orebody has been oxidized in varying degrees, mainly to chrysocolla. Ore reserves are estimated using standard techniques and standard modeling software by division geology and engineering staff. The Lower Kalamazoo deposit is discussed in Item 7 under Development Opportunities.


PINTO VALLEY MINING DIVISION

    The Pinto Valley Mining Division had its beginning in the early 1900's. The division started as Miami Copper Company in 1909. In 1960, the Tennessee Corporation took over Miami Copper Company and, in 1963, Cities Service Company acquired the Tennessee Corporation. In late 1982, Occidental acquired Cities Service Company. By early 1983, Occidental concluded a sale of the Miami operations to Newmont Mining Corporation which contributed those assets to its new, wholly-owned subsidiary, Pinto Valley Copper Corporation. In late 1986, Newmont merged Pinto Valley Copper Corporation into Magma Copper Company and Pinto Valley Copper Corporation became the Pinto Valley Mining Division of Magma Copper Company.

   Investment in the Division's property, including plant and equipment, totaled $77 million as of December 31, 1993. Electricity is provided by Salt River Project.

    Mining is conducted through two units: the Pinto Valley Unit and the Miami Unit. The Pinto Valley Unit mines copper sulfide ore from its open-pit mine for both concentrating/smelting/refining and leaching/SX-EW production methods, while the Miami Unit conducts in situ leaching of the area of rubble above the closed underground mine and leaching of concentrator tailings.

Pinto Valley Unit

    The Pinto Valley mine is about six miles west of the town of Miami in Gila County, Arizona. Substantially all the operations take place on land owned by Magma. The land consists of patented mining claims, unpatented mining claims and fee lands.

    The Pinto Valley deposit is an orebody containing chalcopyrite, pyrite and minor molybdenite as the only significant primary sulfide minerals. These minerals occur in vein sand microfractures, and less abundantly as disseminated grains. As presently defined, the deposit is bounded by post mineralization faults. On the south is the South Hill fault, on the east is the Jewel Hill fault, and on the west is the Gold Gulch fault. Ore reserves are estimated using standard techniques and standard modeling software.

    Mining and Concentrating of Copper Sulfide Ore. Sulfide ore from the open-pit mine is processed at the Pinto Valley Unit's concentrator, which produces copper concentrate containing approximately 28% copper and a molybdenum disulfide by-product. The concentration process used is similar to that used in the San Manuel Mining Division's concentrator. The copper concentrate produced in the concentrator is trucked to San Manuel for smelting and refining.

    Dump Leaching of Copper Sulfide Ore. Low-grade copper-bearing waste material which has been stripped from the open-pit mine and is classified as leachable is transported to large sulfide ore dumps. The dumps are sprayed with water and sulfuric acid which dissolve contained copper and produce a pregnant leach solution. The pregnant leach solution is fed into the SX-EW plant located near the dumps. The SX-EW plant has the capacity to produce approximately 18 million pounds of copper cathode per year. The copper cathode is cast into rod at the Company's rod casting facility in San Manuel. Essentially all of the sulfuric acid used in the Pinto Valley Unit's dump leaching operation is produced by the Company.

Miami Unit

    The Miami Unit is immediately north of the town of Miami. All operations take place on Magma-owned land. It produces copper by leaching material remaining from historic underground mining of a large, disseminated copper orebody in which original copper minerals have naturally been dissolved and reprecipitated in readily soluble form by a long history of weathering.

    In Situ Leaching. The Miami Unit's underground mine ceased operation in 1959 upon the depletion of all the copper ore that could be economically mined using block caving methods. However, the area of rubble created by the block caving has been used for in situ leaching of mixed oxide/sulfide ore since 1963. The geographic area of the leaching operations was expanded in 1986 and the sulfuric acid content of the leach solution was increased. The copper bearing leach solution is processed in the SX-EW plant near the underground mine. The plant has the capacity to produce 28 million pounds of copper cathode per year.

    Miami No. 2 Tailings Project. Mill tailings associated with the old Miami underground mine are reclaimed using hydraulic mining methods to produce a slurry of tailings and water. Sulfuric acid is added to the slurry to dissolve the copper contained therein and the resulting pregnant leach solution is processed through the Miami Unit's SX-EW plant. The remaining tailings are transported for disposal through an overland pipeline to an abandoned pit. Production from the project is expected to continue through 2001.


SUPERIOR MINING DIVISION

    The Superior Mining Division is an underground operation near Superior, Arizona, approximately 65 miles east of Phoenix. Access to the mine is through the No. 9 Shaft located four miles east of Superior via U.S. Highway 60 and the No. 9 Shaft Mine Road. Milling operations are conducted at the concentrator, north of Superior. Ore is hoisted from mine working levels to the 500 foot level and then carried by underground railroad to the concentrator at Superior.

    The Superior Mining Division owns patented mining claims, unpatented mining claims, and fee lands in the Superior area. Mine production is currently from orebodies on patented mining claims. Exploration activities are being conducted on patented and unpatented mining claims and under state prospecting permits held by the Division.

    The Magma Mine at Superior was in continuous operation by Magma or its former parent from 1912 to 1982, when it was closed due to low productivity and depressed copper prices. The current operation was reopened in late 1990.

    The mine currently produces copper sulfide ore from underground using the undercut and fill mining method at a rate of 1,650 tons per day. The No. 9 shaft facilities, originally commissioned in 1972, were dewatered and rehabilitated when the mine was reactivated in 1990. Since reactivation a ramp system has been installed and utilizes mechanized mining equipment.

    The flotation concentrator was erected in 1928. Additions and modifications were made during the expansions of 1940 and 1970. When reactivated in 1990, all pumping and piping was downsized in accordance with the new mine plan. The crusher, ball mills, filter plant, and certain ancillary equipment have been rehabilitated since startup.

    Investment in the underground development, surface facilities, and concentrator complex totaled $33 million as of December 31, 1993.
Commercial electric power is supplied to the operation by Salt River
Project.

    The Superior Division is currently conducting diamond drilling exploration in areas in the vicinity of the No. 9 shaft. Exploration activities are directed toward host formations similar to ore bearing areas of the current and past operations.

    Ore in the Magma Mine is composed of high grade sulfide minerals, chalcopyrite and bornite, associated with the gangue minerals hematite, quartz and calcite. Copper is the primary metal in the ore with silver and gold occurring as by-products. Orebodies occur as massive replacement of limestone by hematite, chalcopyrite and bornite and as vein type orebodies, which have been significant producers in the district in the past. One vein orebody is under development for production in 1994 and additional vein targets are included in the exploration program.

    Current ore reserves occur in orebodies in several favorable horizons within the limestone sequence and in vein structures. Ore reserves are estimated using standard techniques and standard modeling software.


ROBINSON MINING DISTRICT

    The Robinson Mining District, formerly the Kennecott Nevada Mines Division, was acquired by Magma from the Kennecott Corporation and Alta Gold through a series of transactions in 1990 and 1991. Investment in this project totaled $74 million at December 31, 1993. The Robinson Mining District consists of 12,500 acres and is 8 miles west of Ely, Nevada along State Highway 50. The patented mining claims and other real property comprising this project are owned by the Robinson Mining Limited Partnership, of which Magma's wholly-owned subsidiaries, Magma Nevada Mining Company, is the general partner and Magma Limited Partner Company is the limited partner.

   In August of 1992, Magma discontinued gold mining operations other than gold leaching operations at existing dumps. Electricity is presently provided by Mt. Wheeler Power Company and a new 10 year contract has been negotiated for future operations. In December 1993, Magma completed the detailed engineering phase for the development of a copper/gold mine at this property and is continuing to review construction scheduling, while awaiting environmental permits. In this regard, in June 1993, the Bureau of Land Management reversed an earlier decision approving an Environmental Assessment prepared by Magma, and has required the preparation of an Environmental Impact Statement (an "EIS") as a precursor to final permitting of the Robinson project. The Company anticipates that the EIS will be completed and that permitting could be achieved as early as September 1994. If these events occur as targeted, of which there can be no assurance, copper and gold production could be achieved by the first quarter of 1996. Based on present estimates, development of the Robinson property could require capital expenditures of approximately $300 million for a traditional sulfide processing facility. The property is expected to produce an average of 247,000 tons of concentrate per year containing 135 million pounds of copper, 97,300 ounces of gold and 390,000 ounces of silver from sulfide copper ore over a sixteen year mine life. In addition to the copper sulfide operations, it is projected that an average of 17,500 ounces of gold will be produced annually over the life of mine as dore. Additional Robinson Mining District test work is discussed in Item 7 under Development Opportunities.

   Ore reserves are estimated using standard techniques and standard modeling software by division geology and engineering staff. These reserves are in a cretaceous porphyry copper system emplaced into paleozoic limestone and sandstone formations. Post-mineralization faulting shaped the porphyry deposit. The various ore bodies, Liberty, Veteran-Tripp, Ruth, Kimbley, and Wedge, represent the fault slices of the porphyry system.


FLORENCE PROJECT

     The Florence project consists of 10,000 private and state-leased acres west of State Highway 79, north of Florence, Arizona. The Company acquired this project in July 1992. The state mineral lease expired at the end of 1993, and the Company has exercised its right to renew for an additional twenty (20) year term. The deposit was subject to extensive exploratory and metallurgical work by the previous owner in the mid-1970's. The acquisition of this property is part of Magma's long-term strategy to increase copper production through the application of its SX-EW leaching technology. Magma has begun a pre-feasibility study to assess possibilities for further development. Investment in the property was $9 million at December 31, 1993.

                                 ORE RESERVES
                       (Estimated as of JANUARY 1, 1994)
                                   Average           Recoverable
PROVEN/PROBABLE          Tons       Grade     Gold     Copper     Recoverable
RESERVES IN COMMITTED     (in      %Total    oz per    (lbs in       Gold
MINE PLANS(1)         thousands)   Copper      Ton   thousands)      (oz)
- --------------------- ---------- ----------  ------- ----------- ------------
SAN MANUEL
 MINING DIVISION
 Sulfide Mill Ore:
   San Manuel
     under-
       ground(2)         58,102     0.637               650,024
   Kalamazoo
     underground
       (to 2890 ft.
        level)(2)        32,851     0.629               362,909
   Kalamazoo
     underground
        (to 3440
          level)(2)     185,908     0.652             2,128,847
   Underground dev.
      & Misc. muck(2)     8,180     0.459                65,942
   Open-pit
      sulfide               567     0.996                 8,086
 Heap Leach Ore:
   Open-pit oxide        12,309     0.591                88,912
   Residual in heaps                                     72,129
 In situ Leach Ore(4)   196,824     0.556               667,993

PINTO VALLEY
 MINING DIVISION
 Sulfide Mill Ore:
   Open-pit(3)          184,086     0.389             1,252,338
 Sulfide Dump
   Leach Ore:
     Leach Ore(3)        66,541     0.220                73,341
     Remaining on
      dumps                                              43,284
 Miami #2
   Tailings Ore          22,779     0.368                87,476

SUPERIOR
 MINING DIVISION
 Underground
   Sulfide Ore(2)         1,035     5.340               102,400


PROVEN/PROBABLE RESERVES PREVIOUSLY REPORTED
AWAITING CAPITAL COMMITMENT AND PERMITTING(1)(5)
- ------------------------------------------------
ROBINSON
  MINING DISTRICT
   Sulfide Mill Ore:
     Open-pit
       mill ore         251,709     0.553    0.0102   2,174,788   1,557,407
   Gold Leach Ore
      in strip           57,713              0.0086                 280,000
                                                      ---------   ---------
TOTAL                                                 7,778,469   1,837,407
__________________                                    =========   =========
NOTES
(1)  All reserves were determined based upon a pricing assumption of approximately $.80 per pound of copper and all recoverable pounds of copper in sulfide mill ore calculated with 96.5% smelter recovery.
(2)  Grade of copper stated is a minable diluted grade.
(3)  Grade % net sulfide copper.
(4)  Pounds of recoverable copper are based on estimated 50% recovery of in-place, acid soluble copper.
(5)  There are no assurances as to when permits will be received.  See the discussion above and in Item 1: Business, Environmental Regulations.

                               MINERALIZED ROCK

   Magma also owns various other properties containing mineralized rock that it believes could be brought into production should market conditions warrant. Capital commitments, a favorable copper price, and in some instances planning or technical innovations would be required before operations could commence at these properties. These deposits are estimated to contain the following mineralizations as of January 1, 1994.

Location             Tons (in thousands)   %Copper       Gold Oz per Ton
- ----------          --------------------  ---------      ---------------
San Manuel Sulfide
  San Manuel Pillar         121,000          0.63
  San Manuel 2890            37,000          0.64
  Kalamazoo Pillar           64,000          0.72
  3rd lift Kalamazoo         93,000          0.77
  Tiger                       6,000                          0.0350

Pinto Valley
  Slice 7/8 (1)             165,000          0.36

Miami
  In Situ                   190,000          0.58
  East                      100,000          1.44

Superior
  North Country A-beds        1,000          5.00

Robinson
  Material between
    $0.80/$1.00 cones       141,000          0.59            0.0082
  Keystone dump              92,000          0.34
  Cu oxide in strip          23,000          0.39            0.0083
  Low Grade Cu sulfide
    stockpile                71,000          0.25            0.0073

Florence
  Oxide                     457,000          0.34
  Sulfide                   330,000          0.39


(1)  Grade % net sulfide copper





ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in legal proceedings of a character normally incidental to its business, including claims and pending actions against the Company seeking damages in large amounts or clarifications of legal rights. Although there can be no assurance in this regard, the Company does not believe that adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, would have a material adverse effect on the financial condition or results of operations of the Company.

    The Company is involved in legal proceedings pending in the Superior Court of Maricopa County, Arizona to adjudicate water rights of the Gila River system and source (the "Adjudication"). The Company's right to use groundwater at its facilities is potentially at issue in this case. These proceedings commenced in the 1970's and to date, over 62,000 claims have been filed. Among the claimants to the largest amounts of surface water are the United States, on behalf of itself and various Indian tribes, the State of Arizona, various municipal water providers, agricultural irrigation districts, and the Company. The Gila River Indian Community has asserted claims against the Company for damages attributable to groundwater withdrawals at San Manuel, but these claims have been stayed pending the outcome of the adjudication. The Company has filed a claim challenging the Court's jurisdiction to adjudicate the Company's groundwater rights or alternatively seeking to confirm its groundwater rights. Previous rulings by the Maricopa County Superior Court that included some categories of groundwater within the scope of this proceeding were the subject of an interlocutory appeal to the Arizona Supreme Court. In its opinion dated July 27, 1993, the Arizona Supreme Court partially reversed the Superior Court's rulings. As a consequence, the Superior Court ordered that a hearing be held to re-evaluate whether groundwater should be included in this proceeding, and if so, what criteria should apply to this inclusion. The hearing will be concluded after a field trip to the River, scheduled for March 3, 1994. The judge's decision is expected within ninety days thereafter.

   As part of the conditions of the purchase of the Florence property from Conoco Oil Company, the Company was required to intervene in litigation instituted in October 1925 by the Gila River Indian Community, and captioned United States v. Gila Valley Irrigation District, et al., filed in the Tucson Division of the United States District Court for the District of Arizona, (a/k/a "Globe Equity No. 59"). In that action, the Gila River Indian Community seeks to alter the administration of water rights above the Ashurst-Hayden Diversion Dam, near Florence, on the Gila River. Several phases of this action involving water rights near Safford, Arizona have been tried and are currently on appeal to the Unites States Court of Appeals for the Ninth Circuit. Other issues, which may affect Magma's use of water on the Florence property, have yet to be scheduled for trial.

   The Company is currently involved in investigations by the Arizona State Mine Inspector's office and the Federal Mine Safety and Health Administration involving an accident occurring August 10, 1993, at the Company's Superior Mining Division, in which four miners were fatally injured ("the Accident"). The Accident occurred when several tons of ore spilled into the manway compartment of the transfer raise in which the four victims were working. The Company does not believe, at this time, that the findings of these investigations will result in any material adverse effects on the financial condition or results of operations of the Company, but does believe that citations and monetary fines will probably be issued.

   See Item 1: Business - Environmental Regulations for information relating to certain other proceedings pertaining to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No issues were submitted for a vote of stockholders during the fourth quarter of 1993.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock (trading symbol MCU) commenced trading on the New York Stock Exchange ("NYSE") on February 10, 1992. Prior to that time, the Company's Common Stock had traded on the American Stock Exchange ("AMEX"). The following table sets forth the high and low last sale prices of the Common Stock, as reported by the NYSE and the AMEX.

                                                   HIGH          LOW
                                                 --------     --------
1993:
       First Quarter . . . . . . . .              $18 5/8      $13 1/4
       Second Quarter. . . . . . . .               15 1/4       10 5/8
       Third Quarter . . . . . . . .               12 1/4        8 7/8
       Fourth Quarter. . . . . . . .               13 3/4        9

1992:
       First Quarter . . . . . . . .              $10 1/8      $ 5 1/4
       Second Quarter. . . . . . . .               14            8 3/4
       Third Quarter . . . . . . . .               15 1/8       12 1/8
       Fourth Quarter. . . . . . . .               14 3/8       10 5/8

      On March 1, 1994, the closing sale price for the Company's Common Stock, as reported by the NYSE, was $14 5/8 per share. On March 1, 1994, there were approximately 5,209 stockholders of record of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     At a Special Meeting of Stockholders on October 30, 1992, the stockholders of the Company approved an amendment to the Restated Certificate of Incorporation of the Company that reclassified and converted each outstanding share of Class A Common Stock and Class B Common Stock into one share of a single, new class of Common Stock. The new class of common stock created by the amendment possesses one vote on all matters properly coming before the stockholders, including elections of the Board of Directors, is not subject to any transfer restrictions, and possesses no veto power over the issuance of any other class of stock.

     In December 1992, the Company offered to exchange 15.446825 shares of its Common Stock for each share of its Series B Preferred Stock. On December 29, 1992, each share of Series B Preferred Stock was exchanged, resulting in an issuance of 14,133,047 shares of Common Stock. Prior to the Exchange, each share of Series B Preferred Stock was convertible into
14.285714 shares of Common Stock.

     The Company has not declared or paid cash dividends on its Common Stock since the 1988 Recapitalization. The Company's dividend policy is reviewed from time to time by its Board of Directors. Future dividend decisions will take into account then current business results, cash requirements and the financial condition of the Company. The indentures which govern the Company's 12% and 11 1/2% Notes limit the amount the Company can pay as dividends, or use to make distributions on or repurchase its capital stock. Further, covenants in the Company's revolving credit facility require that the Company and its subsidiaries maintain a minimum consolidated net worth and establish a maximum ratio of debt to capitalization that may indirectly limit the Company's ability to pay dividends.

     Seven-year warrants (the "Common Stock Warrants") covering 4,112,765 shares of Common Stock were distributed by the Company on December 29, 1988 as dividends to Common Stockholders of record on December 12, 1988. Each Common Stock Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $8.50 per share. The Common Stock Warrants have traded on the NYSE since February 10, 1992. Prior to that time, they were traded on the AMEX. During 1993 and 1992, the sales price for the Common Stock Warrants ranged from $1 5/8 to $11 5/8. On March 1, 1994, the closing sale price of the Common Stock Warrants was $7 1/4. Additionally, seven year warrants to purchase 1,000,000 shares of Common Stock, exercisable at $8.50 per share, were issued with the Series B Preferred Stock on November 30, 1988. These warrants are not listed or traded on an exchange. All warrants are exercisable through November 30, 1995.

   In July 1993, the Company issued $100 million, or 2.0 million shares, of 5 5/8 percent Cumulative Convertible Preferred Stock, Series D, with a liquidation preference of $50.00 per share and a conversion rate of 3.448 (equivalent to a conversion price of $14.50 per share). Additionally, in November 1993, the Company issued $100 million, or 2.0 million shares, of 6 percent Cumulative Convertible Preferred Stock, Series E, with a liquidation preference of $50.00 per share and a conversion rate of 3.5945 (equivalent to a conversion price of $13.91 per share). Dividends are paid quarterly on both series of preferred stock issued in 1993.


ITEM 6.  SELECTED FINANCIAL DATA
         (Dollar amounts in millions, except per share amounts)

    The following selected financial data for each of the five years in the period ended December 31, 1993 are derived from the Consolidated Financial Statements audited by Arthur Andersen & Co., independent public accountants. The report of Arthur Andersen & Co. with respect to the financial position of the Company and its subsidiaries as of December 31, 1993 and 1992, and the results of the Company's operations and cash flows for each of the years ended December 31, 1993, 1992 and 1991, appear elsewhere in this document. The selected financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 hereof and the Consolidated Financial Statements, related notes thereto, and auditors' report included in Item 8 hereof. See Index to Consolidated Financial Statements.

                                                 Year ended December 31,
                                         ----------------------------------
                                             1993       1992         1991
                                         ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA:(1)
 Sales (2)                                $ 792.4    $ 819.5     $  724.8
  Cost of products sold                    (639.4)    (630.4)      (585.7)
  Depreciation, depletion and
   amortization                             (65.4)     (54.6)       (43.6)
  Selling, general and
   administrative (2)                       (22.1)     (19.4)       (16.9)
  Exploration, research and
   development                               (9.3)      (2.7)         (.9)
  Provision for asset write-downs              --         --           --
  Restructure expense                        (2.0)        --       (203.2)(1)
                                          -------    -------      -------
     Income (loss) from operations           54.2      112.4       (125.5)
 Interest expense (3)                       (35.0)     (45.3)       (53.2)
 Other                                       12.3       13.8         10.2
                                          -------    -------      -------
     Income (loss) before income
       taxes, accounting change,
       extraordinary item and preferred
       stock dividends                       31.5       80.9       (168.5)
  Income tax (provision) benefit             (8.7)     (22.6)        62.0
                                          -------    -------      -------
     Income (loss) before extraordinary
       item, accounting change and
       preferred stock dividends             22.8       58.3       (106.5)
  Premium on early repayment of debt,
    net of tax (4)                             --       (3.0)          --
  Cumulative effect of accounting
    change, net of tax                        (.9)        --        (14.0)
                                          -------    -------      -------
     Net income (loss) before
       preferred stock dividends          $  21.9    $  55.3     $ (120.5)
                                          =======    =======      ========

  Net income (loss)per common share,
    assuming full dilution (5)            $   .40    $  1.19     $  (4.22)
                                          =======    =======     ========

 BALANCE SHEET DATA (AT END OF PERIOD)(1):
   Cash and marketable securities         $ 339.3    $ 242.2     $   91.3
   Net property, plant and mine
     development                            866.4      783.6        766.2
   Total assets                           1,350.8    1,156.5      1,015.9
   Long-term debt                           392.3      395.0        340.9
   Stockholders' equity (1)                 680.2      465.4        409.1
__________

(1)  Reflects the implementation at December 31, 1991, of the Non-Cash
     Accounting Adjustments.  See Item 7 - Management's Discussion and
     Analysis of Financial Condition and Results of Operations.
(2) Certain freight costs have been reclassified as a deduction from revenue rather than a selling expense. All years have been restated to reflect this change.
(3) Excludes capitalized interest of $7.8 million for 1993 and $1.3 million for 1989.
(4)  In May 1992, the Company redeemed all $100 million of its Subordinated
     Reset Debentures and paid a premium on the early repayment of this debt.
(5) There were no cash dividends paid or declared on common stock during any of these periods.

                                             Year ended December 31,
                                            --------------------------
                                               1990            1989
                                           ----------      ----------
STATEMENT OF OPERATIONS DATA:(1)
 Sales (2)                                 $  754.2       $  638.0
  Cost of products sold                      (555.6)        (465.3)
  Depreciation, depletion and
   amortization                               (33.4)         (30.7)
  Selling, general and
   administrative (2)                         (14.2)         (11.6)
  Exploration, research and
   development                                  (.1)            --
  Provision for asset write-downs                --           (3.5)
  Restructure expense                            --             --
                                            -------        -------
    Income (loss) from operations             150.9          126.9
 Interest expense (3)                         (58.0)         (59.8)
 Other                                         15.8            3.1
                                            -------        -------
     Income (loss) before income
       taxes, accounting change,
       extraordinary item and preferred
       stock dividends                        108.7           70.2

 Income tax (provision) benefit               (26.0)         (14.7)
                                            -------        -------
      Income (loss) before extraordinary
        item, accounting change and
        preferred stock dividends              82.7           55.5
 Premium on early repayment of debt,
   net of tax (4)                                --             --
 Cumulative effect of accounting
   change, net of tax                            --             --
                                            -------        -------
      Net income (loss) before
        preferred stock dividends          $   82.7       $   55.5
                                            =======        =======
 Net income (loss) per common share,
   assuming full dilution(5)               $   1.98       $   1.36
                                            =======        =======
 BALANCE SHEET DATA (AT END OF PERIOD)(1):
   Cash and marketable securities          $  113.6       $   49.4
   Net property, plant and mine
     development                              713.0          697.9
   Total assets                             1,004.2          954.1
   Long-term debt                             362.9          384.9
   Stockholders' equity (1)                   447.2          364.0

______

(1)  Reflects the implementation at December 31, 1991, of the Non-Cash
     Accounting Adjustments.  See Item 7 - Management's Discussion and
     Analysis of Financial Condition and Results of Operations.
(2) Certain freight costs have been reclassified as a deduction from revenue rather than a selling expense. All years have been restated to reflect this change.
(3) Excludes capitalized interest of $7.8 million for 1993 and $1.3 million for 1989.
(4)  In May 1992, the Company redeemed all $100 million of its Subordinated
     Reset Debentures and paid a premium on the early repayment of this debt.
(5) There were no cash dividends paid or declared on common stock during any of these periods.

                            SELECTED OPERATING DATA

    The following table sets forth selected operating information of the Company for the periods indicated. (In millions of pounds, except as noted)

                                              1993        1992       1991
                                            ---------  ---------  ---------
COPPER PRODUCTION:
  San Manuel
    Underground                               219.3     219.7       220.3
    Oxide open-pit                            100.2      86.3        67.0
    In situ                                    17.3      23.8        24.7
    Other                                      14.9       5.6         3.9
     Total San Manuel                       -------   -------     -------
                                              351.7     335.4       315.9
                                            -------   -------     -------
  Pinto Valley
    Sulfide open-pit                          138.9     161.9       145.2
    Pinto Valley leaching                      18.4      18.2        15.2
    Miami leaching                             22.0      19.5        19.3
                                            -------   -------     -------
      Total Pinto Valley                      179.3     199.6       179.7
                                            -------   -------     -------

  Superior
    Underground                                32.4      24.5        24.4
                                            -------   -------     -------
    Total copper production (1)               563.4     559.5       520.0
                                            =======   =======     =======

  Per pound cost of products sold:
    Magma sources
      Before credits                       $    .76  $    .77    $    .80
      Credits (2)                              (.10)      (.11)      (.09)
                                            -------    ------     -------
      Net                                  $    .66  $    .66    $    .71
                                            =======    ======     =======
  Concentrate smelted
    (thousands of tons) (3)                 1,076.0   1,060.1     1,007.5
  Electrolytic copper produced (4)            779.3     767.8       703.2
  Rod Produced (5)                            289.7     225.3       208.9

  Gold contained in residues
    (thousands of ounces)(6)                   83.6      73.4        48.3
  Silver contained in residues
    (thousands of ounces) (6)               2,670.3   2,726.6     2,856.4
  Molybdenum disulfide production
    (pounds molybdenum contained)               4.7       5.2         5.4
 _____________

(1)  Saleable copper contained in concentrates plus electrowon copper.
(2) Credits include rod premiums and profits on by-products and custom processing (including tolled and purchased concentrates).
(3) Includes all new sulfide concentrate smelted by the Company for its own account and concentrate smelted for others on a custom basis.
(4) Includes all electrolytic copper produced by the Company for its own account and refined copper produced for others on a custom basis.
(5) Includes all rod produced by the Company from its own electrolytic copper production and from copper purchased by the Company, as well as rod produced for others on a toll basis.
(6) Includes production from the Company's concentrates and the Company's share of production from custom concentrates. Excludes gold production from the Company's Robinson property of 12,635 and 33,470 ounces for 1993 and 1992, respectively.


                            SELECTED OPERATING DATA

    The following table sets forth selected operating information of the Company for the periods indicated. (In millions of pounds, except as noted)

                                              1990         1989
                                           ----------   ----------
COPPER PRODUCTION:
San Manuel
  Underground                                 182.7       172.3
  Oxide open-pit                               57.5        61.1
  In situ                                      25.0         8.7
  Other                                         3.3         3.1
    Total San Manuel                        -------     -------
                                              268.5       245.2
                                            -------     -------
 Pinto Valley
   Sulfide open-pit                           160.8       162.6
   Pinto Valley leaching                       14.0        10.2
   Miami leaching                              17.9        10.8
                                            -------     -------
Total Pinto Valley                            192.7       183.6
                                            -------     -------

 Superior
   Underground                                  5.6          --
                                            -------     -------
   Total copper production (1)                466.8       428.8
                                            =======     =======

Per pound cost of products sold:
  Magma sources
    Before credits                         $    .84    $    .85
    Credits (2)                                (.11)       (.13)
                                            -------     -------
Net                                        $    .73    $    .72
                                            =======     =======
Concentrate smelted
  (thousands of tons) (3)                     996.2       939.9
Electrolytic copper produced (4)              675.5       536.3
Rod Produced (5)                              282.3       495.8

Gold contained in residues
  (thousands of ounces)(6)                     33.8        35.2
Silver contained in residues
  (thousands of ounces) (6)                 1,895.6     1,444.6
Molybdenum disulfide production
  (pounds molybdenum contained)                 4.4         4.3
_____________

(1)  Saleable copper contained in concentrates plus electrowon copper.
(2) Credits include rod premiums and profits on by-products and custom processing (including tolled and purchased concentrates).
(3) Includes all new sulfide concentrate smelted by the Company for its own account and concentrate smelted for others on a custom basis.
(4) Includes all electrolytic copper produced by the Company for its own account and refined copper produced for others on a custom basis.
(5) Includes all rod produced by the Company from its own electrolytic copper production and from copper purchased by the Company, as well as rod produced for others on a toll basis.
(6) Includes production from the Company's concentrates and the Company's share of production from custom concentrates. Excludes gold production from the Company's Robinson property of 12,635 and 33,470 ounces for 1993 and 1992, respectively.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Over the past six years, Magma has substantially improved its operating performance. Magma has increased copper production from its own sources by approximately 40% from 402 million pounds in 1988 to 563 million pounds in 1993. Production from the leaching, solvent extraction and electrowinning operations increased by 87% from 86 million pounds in 1988
to 161 million pounds in 1993.   Total smelting and refining production has
increased by approximately 48% from 414 million pounds of copper in 1988 to 615 million pounds in 1993. Net cash operating costs of copper sold have decreased from $.78 per pound ($.93 per pound adjusted for inflation) in 1988 to $.66 per pound in 1992. In 1993, despite the effects of extraordinary rains and flooding early in the year, the Company was able to maintain the $.66 per pound cost level that had been achieved in 1992. Further, as a result of intensified cost reduction efforts, cash operating costs decreased to $.63 per pound in the third quarter and $.61 per pound in the fourth quarter of 1993. Net cash operating costs per pound represent (a) production costs of Magma source copper sold (excluding depreciation, depletion and amortization) reduced by credits for by-products and profits from custom processing divided by (b) total pounds sold from Magma sources. The Company attributes the increase in production and productivity and reduction in operating costs primarily to improved labor relations and the use of innovative operating technology.

    During 1993, the Company's operations were adversely affected by extraordinary rainfall conditions, lower copper prices (which were partially offset by hedging activities) and other factors. As a result, total sales and net income were $792.4 million and $21.9 million, respectively, for the year ended December 31, 1993, compared to $819.5 million and $55.3 million, respectively, for the year ended December 31, 1992. In addition, production of Magma source copper was down slightly from 1992 to 1993. The Company estimates that the extraordinary rainfalls reduced net income by approximately $15.5 million during the first six months of 1993. Although the Company is still in the process of repairing, upgrading and expanding certain of its facilities that were damaged by the rainfalls, operations that were affected by the rainfalls returned to normal in the second half of 1993. See "Environmental Matters" below.

    The Company issued two series of preferred stock in 1993, which yielded net proceeds of $193 million. The proceeds will be used for general corporate purposes, which may include the development of projects. In this regard, the Company is pursuing or reviewing a number of capital projects in a continuing effort to lower unit production costs and increase ore reserves. Improvements to its smelting and refining complex are well underway, as is the development of its Lower Kalamazoo orebody and permitting of the Robinson property near Ely, Nevada. These and other projects are described more fully below in "Capital Resources and Liquidity".

    The Company continues to place great emphasis on the program to reduce cash cost of production. In the last year, Magma has reduced its workforce by approximately 4% through attrition, voluntary retirements and other appropriate measures.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

    Total Sales and Earnings.   Total 1993 sales were $792.4 million, a 3%
decrease from 1992 sales of $819.5 million. The decrease in sales was a result of lower copper prices which were partly offset by increased volume. Total sales for 1992 were 13% above 1991 sales of $724.8 million due to increased volume.

    Net income, before restructuring expenses, an accounting change and the effects of first quarter rains and flooding, was $39.8 million, or $.76 per share, for 1993, compared to $58.3 million, or $1.25 per share, for 1992. Earnings for 1993 were lower due primarily to a decline in the average copper price realized by Magma from $1.00 per pound in 1992 to $.94 per pound in 1993. The rains reduced after-tax earnings for the first six months of 1993 by $15.5 million, or $.30 per share. After restructuring expenses, an accounting change and the effects of first quarter rains and flooding, Magma reported net income for 1993 of $21.9 million, or $.40 per share. Magma's first quarter 1993 results were restated to recognize a $0.9 million after-tax charge for the adoption of Statement of Financial Accounting Standards No. 112, "Accounting for Postemployment Benefits" (SFAS 112).

    Comparing 1992 to 1991, increased sales volume and lower unit costs contributed to the increase in earnings. 1991 net income, before giving effect to the Non-Cash Accounting Adjustments described below was $34.4 million ($.80 per share). After giving effect to these adjustments, the 1991 loss was $120.5 million ($4.22 per share).

    After deducting dividends on the 5 5/8% Series D Preferred Stock and
6% Series E Preferred Stock issued in July and November 1993, respectively, 1993 primary earnings available to stockholders were $19.4 million ($.40 per share), compared to $42.7 million ($1.28 per share) in 1992 and a loss of $128.3 million ($4.22 per share) in 1991.

    1991 Non-Cash Accounting Adjustments. In 1991, the Company recorded a series of accounting adjustments (the "Non-Cash Accounting Adjustments") which had no effect on its cash flow. The Non-Cash Accounting Adjustments resulted from studies, completed during 1991, of various balance sheet items that were undertaken in connection with a reorganization of the Company into distinct profit centers. In addition, execution of a new collective bargaining agreement and achievement of productivity increases at the upper Kalamazoo orebody enabled the Company to further study the feasibility of developing and mining the lower portion of this orebody. Based upon these studies, and in conjunction with its internal reorganization, the Company implemented, as of December 31, 1991, the following Non-Cash Accounting Adjustments:

    (1) Adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

    (2) An after tax restructuring charge of approximately $141 million, which included a $92 million after tax write-down of the Company's investment in its Kalamazoo orebody, as well as other amounts related to detailed reviews of the Company's balance sheet.

    (3) Implementation of a "quasi-reorganization," in which certain assets and liabilities were restated and the accumulated deficit resulting from the adjustments described above was reclassified to capital in excess of par value.

    After giving effect to the Non-Cash Accounting Adjustments in 1991, the Company's stockholders' equity at December 31, 1990 was restated to $447.2 million, compared to $534.2 million, as was originally reported.

    Copper Prices and Sales.   Copper prices have historically been
subject to wide fluctuations and are dependent to a significant extent on factors outside the control of the Company. The Company's average realized price per pound of copper was $.94 in 1993, $1.00 in 1992 and $1.01 in 1991.

    During the second, third and fourth quarters of 1993, the Company benefited from put option contracts that provided price protection at LME prices below $.95 cents per pound. During these quarters, option contracts totalling 384 million pounds were exercised, resulting in a realized price above the market price. In addition, the Company's 1993 realized price was impacted by fixed price forward sales of 42 million pounds at an average of $.91 per pound. During 1992 and 1991, the Company had fixed price sales of 179 million pounds at $.93 per pound and 183 million pounds at $.98 per pound, respectively.

    The Company's realized price per pound also includes a premium of several cents over the market price for copper cathode to reflect net delivery and financing costs. The Company's price for copper rod commands a premium over its price for copper cathode to reflect the value added by additional processing.

    Copper revenue in 1993 decreased by 3% to $710.5 million, compared to $736.2 million for 1992 and $652.3 million for 1991. During 1993, lower revenue resulted from a $.06 decrease in Magma's average realized price partially offset by higher sales volume. In 1992, higher sales volume was primarily responsible for the sharp increase in revenue from 1991.

    The Company sold 764.4 million pounds of copper in 1993, a 5% increase from 725.4 million pounds sold in 1992, which was a 14% increase from the
638.1 million pounds sold in 1991. Sales of copper from Magma sources was negatively impacted in 1993 as the result of Arizona's abnormally high rainfall earlier in the year. The following table sets forth the volume of copper sold in relation to its sources:

         Pounds of Copper Sold By Source (in millions)

                                 1993          1992         1991
                                ------        ------       ------

    Magma Sources                558.3         566.8       523.9

    Purchased                    206.1         158.6       114.2
                                 -----         -----       -----
        Total                    764.4         725.4       638.1

    The Company's wholly-owned subsidiary, Magma Metals Company sells the Company's products, operates its smelting, refining and rod plant complex, and purchases raw materials.

    The Company's export sales have declined in recent years primarily due to increasing U.S. consumption and the recession in Japan. The Company is maintaining its presence in the Asian markets by supplying cathode to major fabricators on an annual basis. The Company's export sales as a percent of total revenues were 25%, 29% and 50% for the years ended December 31, 1993, 1992 and 1991, respectively.

    Other Metal Sales and Treatment Tolls Earned. Sales of other metals and metal by-products, sulfuric acid and treatment tolls earned in 1993 were $81.9 million, as compared to $83.3 million in 1992 and $72.5 million in 1991. The decrease for 1993 was primarily attributable to lower gold sales from the Company's Robinson Mining District and the closure of its McCabe mining division, together with a weak market for acid sales. These decreases were largely offset by higher purchased by-products that were contained in custom concentrates processed by Magma and an increase in volume of toll material processed. The increase for 1992 was primarily attributable to higher gold sales from the Robinson Mining District and from purchased by-products that were contained in custom concentrates processed by Magma.

    Cost of Sales. Cost of products sold during 1993 of $639.4 million was up 1% from $630.4 million in 1992. Lower unit cost of Magma source copper contributed to lower cost of products sold by $21 million in addition to lower volume sold of $6 million. Higher sales volume of copper purchased or tolled from third parties increased cost of sales by $28 million. Storm damage production costs resulting from Arizona's abnormally high rainfall earlier in 1993 caused a $14 million increase (cost of sales impact only). Additionally, cost of sales of other metals decreased by $6 million.

    Cost of products sold during 1992 of $630.4 million was up 8% from $585.7 million in 1991. This increase was due primarily to an increase in sales volume of Magma source copper of 43 million pounds ($35 million) and copper purchased from third parties of 44 million pounds ($49 million). These volume increases were offset by a $.05 per pound decrease in unit costs that reduced costs of sales by $26 million. Lower cost associated with purchased copper reduced cost of sales by $13 million.

    Other. Depreciation, depletion and amortization expense totaled $65.4 million in 1993 compared to $54.6 million in 1992. The increase was largely due to the initiation of depreciation related to new capital improvements. The $11.0 million increase in 1992 from 1991 was attributable to higher depreciation expense related to increased sales volume, the initiation of depreciation related to new capital improvements and the Non-Cash Accounting Adjustments made in connection with the Company's reorganization at the end of 1991.

     The increase in selling, general and administrative expense for 1993 is largely due to higher insurance costs along with consulting and professional services. The increase for 1992 was a result of higher legal and consulting fees primarily relating to business development activities and special projects.

     Interest expense in 1993 was $35.0 million, as compared to $45.3 million in 1992 and $53.2 million in 1991. The decrease in 1993 reflected the capitalization of interest in connection with the Company's major capital projects. The decrease in 1992 reflected lower interest rates resulting from a refinancing of the Company's long-term debt.

     Interest income was $8.7 million in 1993 as compared to $9.5 million in 1992 and $7.7 million in 1991. The decrease in 1993 was largely the result of lower interest rates. The increase in 1992 from 1991 was the result of increased cash balances which were partly offset by declining interest rates. In 1993, other income decreased to $3.7 million from $4.3 million primarily due to lower townsite sales while in 1992 higher townsite sales contributed to the increase in other income from 1991 of $2.4 million.

     In May 1992, the Company redeemed all $100 million of its Subordinated Reset Debentures which paid interest at a rate of 14.5%. The premium paid on this early extinguishment of debt is treated as an extraordinary item and is reflected as an after tax cost of $3.0 million for 1992.

    In the fourth quarter of 1993, the Company recorded a $2.0 million charge for restructuring expenses related to workforce reductions as a part of its major cost reduction program.

     Preferred stock dividends were $2.5 million in 1993 compared to $12.6 million in 1992. The decrease was the result of the conversion in 1992 of the Company's Series B Preferred Stock. In July 1993 the Company issued $100.0 million Series D Preferred Stock and in November 1993 it issued $100.0 million of Series E Preferred Stock. These issues pay quarterly dividends at the annual rate of 5 5/8% and 6%, respectively.

    Effects of Inflation. Generally, the Company's operating costs, other than labor and energy costs, are not materially affected by inflation. Recent low levels of inflation have not had a material effect on the Company's operating costs.

 CAPITAL RESOURCES & LIQUIDITY

     General. The Company's 1993 operating cash flow (earnings before interest, taxes, depreciation and amortization or "EBITDA") was $125.3 million, as compared to $171.3 million in 1992. The decrease is attributable to lower copper prices and storm damage costs from Arizona's abnormally high rainfall which occurred early in 1993. Cash flow from operations, along with new issuances of preferred stock yielding net proceeds of $193 million and existing cash balances funded capital expenditures.

    During 1993, the Company spent $137 million for capital expenditures. In addition, capital expenditures of $11 million were financed by capital leases. These capital expenditures include $64 million for upgrading its smelting and refining complex, $24 million on the development of its Lower Kalamazoo orebody and $17 million on the engineering and development of its Robinson Mining District. The Company anticipates spending $150 million on capital expenditures in 1994. This includes $21 million to complete the smelting and refining complex upgrade, $20 million on continued development of the Lower Kalamazoo orebody and pending timely completion of permitting and other factors, $39 million on the development of the Robinson Mining District.

     The Company's cash and marketable securities increased to $339 million at December 31, 1993. Working capital, including cash and marketable securities, was $360.4 million on December 31, 1993 compared to $226.8 million at December 31, 1992.

     Although the Company's operations are highly dependent on copper prices, the Company believes it will have sufficient liquidity to fund its operating expense and debt service obligations for the foreseeable future. In this regard, from time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. For the first and second quarters of 1994, the Company has purchased put option contracts covering 287 million pounds of production, providing a minimum realized price of $.72 per pound on a London Metals Exchange ("LME") basis. For the third and fourth quarters, the Company has entered into LME futures contracts covering 121 million pounds of production at an average price of $.82 per pound and purchased put option contracts covering 176 million pounds of production that provide a minimum realized price of $.74 per pound on a LME basis. The Company has also purchased put option contracts covering 374 million pounds of its production during the first three quarters of 1995 providing a minimum realized price of $.74 per pound on a LME basis.

    Development Opportunities. The Company is currently pursuing or evaluating several major mine development opportunities, and has made significant capital improvements to its smelting and refining complex.

    Robinson Mining District. In 1991, Magma completed a series of transactions in which it acquired a 100% interest in the Robinson Mining District ("Robinson") near Ely, Nevada, for an aggregate acquisition cost of approximately $58 million. Based upon drill and assay results, the Company believes that Robinson has 252 million tons of proven/probable sulfide ore reserves with an average grade of .553% copper and with .0102 ounces of gold per ton and 57 million tons of gold oxide reserves with an average grade of .0086 ounces of gold per ton. Robinson could produce approximately 135 million pounds of copper annually for 16 years through traditional mining/concentrating/smelting/refining methods and could produce 97,300 ounces of gold and 390,000 ounces of silver annually from sulfide copper ore and 17,500 ounces of gold annually from leaching operations during this time period. A metallurgical test program is currently under way to evaluate the feasibility of processing Keystone dump material which contains in excess of 92 million tons at a grade of .34% copper.

    Development of Robinson requires, among other factors, capital commitment of approximately $300 million and appropriate environmental and operating permits. In early 1993, the Bureau of Land Management determined that an Environmental Impact Statement ("EIS") must be prepared to analyze the Company's proposed re-development of the property. The Company believes the EIS process will be completed during 1994 and project start-up will begin in the first quarter of 1996, although there can be no assurance in this regard.

    Kalamazoo. The Company's Kalamazoo orebody, which is near its San Manuel underground mine, is comprised of two levels, an upper level which contains approximately 33 million tons of proven/probable ore reserves and a lower level which contains approximately 186 million tons of proven/probable ore reserves. Development of the Lower Kalamazoo orebody was approved and capital of approximately $140 million was committed to the project in 1993. Based on the current mine plan, this project is scheduled to produce 2.13 billion pounds of copper during the period from 1996 to 2009.

    Florence. In July 1992, Magma completed the acquisition of a large copper deposit near Florence, Arizona. Magma's project team has begun a pre-feasibility study. The deposit, completely on private and state-leased lands, was the subject of extensive exploratory and metallurgical work by the previous owner. The acquisition of this property is part of Magma's long-term strategy to increase copper production through the application of its advanced SX-EW leaching technology. Because evaluation of the Florence property is still in the early stages, the Company has not yet made any determination of the cost to develop the property.

    Smelting and Refining Complex. The Company is in the process of further upgrading its smelting and refining complex. The capital cost of the project is estimated at $85 million. The project includes the addition of a new large acid plant which will increase offgas handling capacity.
The project will further improve environmental performance.

    During 1993, the smelter produced 681 million pounds of copper in anode form, significantly in excess of its design capacity of 600 million pounds. When the expansion is completed the Company anticipates that it will have the ability to produce at levels in excess of the 720 million pounds originally anticipated when the expansion was undertaken. This increase in capacity should enable the Company to maintain its custom smelting business even with the expected increase in smelting of Magma source copper when the Robinson Mining District begins production.

    To the extent undertaken, the Company intends to finance these projects with internal cash flow, current cash balances and new borrowings if required. The Company does not currently anticipate difficulty in attracting any additional borrowing which may be required. The decision to undertake or complete these projects is subject to a variety of factors, which may include (depending on the project) the completion of favorable feasibility studies and permitting. There can be no assurance that the Company will undertake all of these opportunities or that, if undertaken, they will prove successful. If the Company is unable to replace its reserves from the mine development projects being evaluated, or with other reserves identified or acquired in the future, the Company's dependency upon third party sources to supply copper concentrate to its smelting and refining operations would increase.

    Environmental Matters. The Company maintains and funds an ongoing environmental compliance program. The program includes mine reclamation and remediation, as well as technological improvements and upgrades to its operating facilities.

    The Company is currently in the process of completing improvements to its smelting and refining complex. The upgrades will improve the environmental performance of the smelter in anticipation of changing regulatory standards.

    During the first half of 1993 the Company's Pinto Valley and Superior Mining Divisions were adversely affected by significant rainfalls which caused flooding, water containment structural failures and operating difficulties, as well as technical violations of various permitting conditions and state surface water quality standards. The Company has tentatively agreed to enter into a consent decree with appropriate regulatory authorities to settle all claims relating to this matter. The consent decree is expected to be executed by the Company and its governmental counterparts during the first quarter of 1994. Under the proposed settlement, the Company would pay fines totaling $625,000 and would contribute monies towards or perform supplementary environmental projects of approximately $200,000. In addition, the Company would agree to perform remedial investigation studies and corrective activities and to upgrade its tailings containment and water containment facilities at these divisions. The Company expended $6 million to correct and upgrade affected facilities in 1993. The Company expects to spend an additional $8 million to upgrade and expand these facilities in 1994. These costs are being capitalized and will be amortized over the remaining mine life.

    The Company is participating in a remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona as part of the Arizona Department of Environmental Quality's Process Water Quality Assurance Revolving Fund Program. The Company and other companies sharing voluntary responsibility for ground water clean up and a remedial investigation have sued certain other mining companies with existing or prior operations in the area to obtain reimbursement for all or part of the costs that have been and will be incurred at the site. Some of these defendants have counterclaimed against the Company asserting indemnification for the costs and any liabilities relating to this project. To date, the Company's costs of remediation have not been material and, although there can be no assurance in this regard, the Company does not believe it will incur any material liability or costs in relation to this matter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




              MAGMA COPPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page

Report of Independent Public Accountants . . . . . . . . . . . . . .   43
Consolidated Financial Statements:
    Consolidated Balance Sheets-December 31, 1993 and 1992 . . . . .   44
    Consolidated Statements of Operations-for each
    of the years ended December 31, 1993, 1992 and 1991. . . . . . .   46
    Consolidated Statements of Changes in Stockholders'
    Equity-for each of the years ended December 31, 1993,
    1992 and 1991. . . . . . . . . . . . . . . . . . . . . . . . . .   47
    Consolidated Statements of Cash Flows-for each of
    the years ended December 31, 1993, 1992 and 1991 . . . . . . . .   50
    Notes to Consolidated Financial  Statements. . . . . . . . . . .   52
    Consolidated Financial Statement Schedules at
    and for the years ended December 31, 1993, 1992
    and 1991:
         Report of Independent Public Accountants. . . . . . . . . .   72
         Schedule I-Marketable Securities-Other
            Investments. . . . . . . . . . . . . . . . . . . . . . .   73
         Schedule IV-Indebtedness of and to Related
            Parties-Not Current. . . . . . . . . . . . . . . . . . .   74
         Schedule V-Property, Plant and Mine Development . . . . . .   75
         Schedule VI-Accumulated Depreciation, Depletion
            and Amortization of Property, Plant and Mine
            Development. . . . . . . . . . . . . . . . . . . . . . .   76
         Schedule VIII-Valuation and Qualifying Accounts . . . . . .   78
         Schedule IX-Short-term Borrowings . . . . . . . . . . . . .   79
         Schedule X-Supplementary Income Statement
            Information. . . . . . . . . . . . . . . . . . . . . . .   81

    All other schedules are omitted as the information required is immaterial or inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Magma Copper Company:

    We have audited the accompanying consolidated balance sheets of Magma Copper Company (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1993 and 1992 (post quasi-reorganization - Note B), and for the year ended December 31, 1991 (pre quasi-reorganization - Note B). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magma Copper Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 (post quasi-reorganization), and the results of their operations and cash flows for the year ended December 31, 1991 (pre quasi-reorganization), in conformity with generally accepted accounting principles.

    As explained in Note B and Note M to the financial statements, effective January 1, 1991, and January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions and for postemployment benefits, respectively.



                                       ARTHUR ANDERSEN & CO.




Tucson, Arizona,
  January 27, 1994.

                             MAGMA COPPER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                       As of December 31, 1993 and 1992
                   (In thousands, except share information)


                                  A S S E T S



                                                  1993            1992
                                               ----------      ----------
CURRENT ASSETS:
  Cash                                         $  230,414     $  121,057
  Marketable securities                           108,890        121,106
  Accounts receivable                              51,090         31,660
  Inventories:
    Metals                                         53,676         65,980
    Materials and supplies                         25,045         23,353
  Prepaid expenses                                 10,883          7,048
                                                ---------      ---------
    Total current assets                          479,998        370,204
                                                ---------      ---------

PROPERTY, PLANT AND MINE DEVELOPMENT:
  Equipment and buildings                         861,846        733,823
    Less - accumulated depreciation              (106,886)       (51,478)
                                                 --------      ---------
                                                  754,960        682,345
  Mining claims and land, net of
    accumulated depletion                          53,336         53,613
  Deferred mine development costs,
    net of accumulated amortization                58,065         47,663
                                                ---------      ---------
     Net property, plant and mine
       development                                866,361        783,621
                                                ---------      ---------

OTHER ASSETS                                        4,428          2,712
                                                ---------      ---------

      TOTAL ASSETS                             $1,350,787     $1,156,537
                                                =========      =========










                The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             MAGMA COPPER COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1993 and 1992
                   (In thousands, except share information)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y

                                                  1993           1992
                                               ----------     ----------
CURRENT LIABILITIES:
  Accounts payable                             $   17,952     $   14,056
  Accrued expenses:
    Copper-bearing materials                       14,755         37,364
    Payroll and employee benefits                  24,377         23,614
    Interest                                        9,367          8,145
    Property taxes                                  7,559          6,759
    Income taxes payable                               --         14,280
    Other                                          33,150         36,317
  Current portion of long-term debt                12,395          2,856
                                                ---------      ---------
    Total current liabilities                     119,555        143,391
                                                ---------      ---------

ACCRUED PENSION, RETIREMENT AND
  OTHER LIABILITIES                                62,208         54,515
LONG-TERM DEBT, net of current portion            392,260        394,998
DEFERRED INCOME TAXES                              96,592         98,259

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series D cumulative convertible preferred
    stock - $.01 par value: 2,000,000 shares
    authorized, issued and outstanding at
    December 31, 1993 (aggregate liquidation
    preference of $100,000,000) none issued
    or outstanding at December 31, 1992                20             --
  Series E cumulative convertible preferred
    stock - $.01 par value: 2,000,000 shares
    authorized,issued and outstanding at
    December 31, 1993 (aggregate liquidation
    preference of $100,000,000) none issued
    or outstanding at December 31, 1992                20             --
  Common Stock - $.01 par value: 100,000,000
    shares authorized, 45,717,000 issued and
    outstanding at December 31, 1993,
    45,591,000 shares issued and outstanding
    at December 31, 1992                              457            455
  Capital in excess of par value                  620,282        425,369
  Retained earnings, deficit of $15,469
    eliminated in quasi-reorganization at
    December 31, 1991                              62,059         42,671
  Unearned stock grant compensation                (2,666)        (3,121)
                                                ---------      ---------
    Total stockholders' equity                    680,172        465,374
                                                ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,350,787     $1,156,537
                                                =========      =========

                The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             MAGMA COPPER COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For each of the years ended December 31, 1993, 1992 and 1991
                   (In thousands, except per share amounts)

                                        1993          1992       1991
                                      --------     ---------  ---------

Sales                                 $792,399    $ 819,471   $ 724,809
Cost of sales:
  Cost of products                    (639,391)    (630,418)   (585,739)
  Depreciation, depletion and
    amortization                       (65,350)     (54,639)    (43,551)
Selling, general and administrative
  expense                              (22,080)     (19,434)    (16,942)
Exploration, research and development   (9,352)      (2,611)       (905)
Restructure expense                     (2,030)          --    (203,169)
                                       -------     --------    --------
  Income (loss) from operations         54,196      112,369    (125,497)
Other income (expense):
  Interest expense                     (35,026)     (45,275)    (53,166)
  Interest income                        8,654        9,517       7,716
  Other                                  3,687        4,289       2,419
                                       -------     --------    --------
    Income (loss) before income
      taxes, extraordinary item
      and cumulative effect of
      accounting change                 31,511       80,900    (168,528)
Income tax (provision) benefit          (8,710)     (22,599)     62,000
                                       -------     --------    --------
    Income (loss) before extraordinary
      item and cumulative effect of
      accounting change                 22,801       58,301    (106,528)
Extraordinary item:
  Premium on early repayment of debt,
    net of tax benefit of $1,980            --       (3,020)         --
Cumulative effect of accounting change,
  net of tax benefit of $605 in 1993
  and $9,000 in 1991                      (888)          --     (14,000)
                                       -------     --------    --------
    Net income (loss)                 $ 21,913    $  55,281   $(120,528)
                                       =======     ========    ========
Preferred stock dividends               (2,523)     (12,610)     (7,791)
                                       -------     --------    --------
    Net income (loss) available for
      common stock                    $ 19,390    $  42,671   $(128,319)
                                       =======     ========    ========
Primary earnings (loss) per share:
  Income (loss) before extraordinary
    item and accounting change        $    .47    $    1.74   $   (3.51)
  Premium on early repayment of debt,
    net of tax                              --         (.09)         --
  Cumulative effect of accounting
    change, net of tax                    (.02)          --        (.46)
  Preferred stock dividends               (.05)        (.37)       (.25)
                                       -------     --------    --------
  Net income (loss) per share
    of common stock                   $    .40    $    1.28   $   (4.22)
                                       =======     ========    ========
Earnings (loss) per share assuming
  full dilution:
  Net income (loss) per share of
    common stock                      $    .40(1) $    1.19   $   (4.22)(1)
                                       =======     ========    ========

(1) The Company's convertible preferred stock is not included in the fully diluted calculation as its effects are antidilutive.

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                              MAGMA COPPER COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1993, 1992 and 1991
                                 (In thousands)

                                      Series B    Series D   Series E
                                      Preferred   Preferred  Preferred
                                        Stock       Stock      Stock
                                      ---------   ---------  --------
Balance as of December 31, 1990          $  9       $ --       $ --
  Stock grants and options
    issued                                 --         --         --
  Stock options exercised                  --         --         --
  Stock grants earned                      --         --         --
  Stock grants canceled                    --         --         --
  Preferred stock dividend
    (930,000 shares)                       --         --         --
  Conversion of B Common to
    A Common (4,176,600 shares)            --         --         --
  Net loss                                 --         --         --
  Quasi-reorganization                     --         --         --
                                          ---        ---        ---
Balance as of December 31, 1991             9         --         --
  Stock grants and options
    issued                                 --         --         --
  Stock options exercised                  --         --         --
  Stock warrants exercised                 --         --         --
  Stock grants earned                      --         --         --
  Stock grants canceled                    --         --         --
  Preferred stock dividend
    (930,000 shares)                       --         --         --
  Preferred stock conversion
    (14,133,047 shares)                    (9)        --         --
  Common stock conversion                  --         --         --
  Net income                               --         --         --
                                          ---        ---        ---
Balance as of December 31, 1992            --         --         --
  Stock grants issued                      --         --         --
  Stock options exercised                  --         --         --
  Stock warrants exercised                 --         --         --
  Stock grants earned                      --         --         --
  Stock grants canceled                    --         --         --
  Preferred stock issued -
    Series D (2,000,000
    shares)                                --         20         --
  Preferred stock issued -
    Series E (2,000,000
    shares)                                --         --         20
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                    --         --         --
    Series E Preferred
      ($.12 per share)                     --         --         --
  Net income                               --         --         --
                                          ---        ---        ---
Balance as of December 31, 1993          $ --       $ 20       $ 20
                                          ===        ===        ===

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MAGMA COPPER COMPANY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1993, 1992 and 1991
                                 (In thousands)
                                                  Class A      Class B
                                      Common      Common       Common
                                       Stock       Stock        Stock
                                      ------      -------   -------
Balance as of December 31, 1990        $ --         $ --       $291
  Stock grants and options
    issued                               --           --         --
  Stock options exercised                --           --         --
  Stock grants earned                    --           --         --
  Stock grants canceled                  --           --         --
  Preferred stock dividend
    (930,000 shares)                     --           --         10
  Conversion of B Common to
    A Common (4,176,600 shares)          --           42        (42)
  Net loss                               --           --         --
  Quasi-reorganization                   --           --         --
                                        ---          ---        ---
Balance as of December 31, 1991          --           42        259
  Stock grants and options
    issued                               --           --         --
  Stock options exercised                --           --         --
  Stock warrants exercised               --           --         --
  Stock grants earned                    --           --         --
  Stock grants canceled                  --           --         --
  Preferred stock dividend
    (930,000 shares)                     13           --         --
  Preferred stock conversion
    (14,133,047 shares)                 141           --         --
  Common stock conversion               301          (42)      (259)
  Net income                             --           --         --
                                        ---          ---        ---
Balance as of December 31, 1992         455           --         --
  Stock grants issued                    --           --         --
  Stock options exercised                 2           --         --
  Stock warrants exercised               --           --         --
  Stock grants earned                    --           --         --
  Stock grants canceled                  --           --         --
  Preferred stock issued -
    Series D (2,000,000
    shares)                              --           --         --
  Preferred stock issued -
    Series E (2,000,000
    shares)                              --           --         --
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                  --           --         --
    Series E Preferred
      ($.12 per share)                   --           --         --
  Net income                             --           --         --
                                        ---          ---        ---
Balance as of December 31, 1993        $457         $ --       $ --
                                        ===          ===        ===

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MAGMA COPPER COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1993, 1992 and 1991
                                 (In thousands)
                                                               Unearned
                                                               Dividend
                                  Capital              Stock    Payable
                                    in                 Grant       In
                                 Excess of Retained  Compensa-   Common
                                 Par Value Earnings    tion      Stock
                                 --------- --------  --------- ---------

Balance as of December 31, 1990  $418,634  $ 30,023   $(2,790)   $1,075
  Stock grants and options
    issued                          1,510        --    (1,510)       --
  Stock options exercised              15        --        --        --
  Stock grants earned                  --        --     1,672        --
  Stock grants canceled              (124)       --       124        --
  Preferred stock dividend
    (930,000 shares)                5,339    (7,791)       --       291
  Conversion of B Common to
    A Common (4,176,600 shares)        --        --        --        --
  Net loss                             --  (120,528)       --        --
  Quasi-reorganization            (15,469)   98,296        --        --
                                  -------   -------    ------     -----
Balance as of December 31, 1991   409,905        --    (2,504)    1,366
  Stock grants and options
    issued                          1,993        --    (1,993)       --
  Stock options exercised             596        --        --        --
  Stock warrants exercised            110        --        --        --
  Stock grants earned                  --        --     1,238        --
  Stock grants canceled              (138)       --       138        --
  Preferred stock dividend
    (930,000 shares)               13,035   (12,610)       --    (1,366)
  Preferred stock conversion
    (14,133,047 shares)              (132)       --        --        --
  Common stock conversion              --        --        --        --
  Net income                           --    55,281        --        --
                                  -------   -------    ------     -----
Balance as of December 31, 1992   425,369    42,671    (3,121)       --
  Stock grants issued                 996        --      (996)       --
  Stock options exercised             515        --        --        --
  Stock warrants exercised            187        --        --        --
  Stock grants earned                  --        --     1,362        --
  Stock grants canceled               (89)       --        89        --
  Preferred stock issued -
    Series D (2,000,000
    shares)                        96,516        --        --        --
  Preferred stock issued -
    Series E (2,000,000
    shares)                        96,788        --        --        --
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                --    (2,300)       --        --
    Series E Preferred
      ($.12 per share)                 --      (225)       --        --
  Net income                           --    21,913        --        --
                                  -------   -------    ------     -----
Balance as of December 31, 1993  $620,282  $ 62,059   $(2,666)   $   --
                                  =======   =======    ======     =====
                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             MAGMA COPPER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For each of the years ended December 31, 1993, 1992 and 1991
                                (In thousands)
                                            1993       1992        1991
                                          --------   --------   ---------
Cash flows from operating activities:
  Net income (loss)                       $ 21,913   $ 55,281   $(120,528)

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation, depletion and
        amortization                        65,350     54,639      43,551
      (Gain) loss on sale of assets         (1,563)    (1,385)        179
      Restructure expense                    2,030         --     203,169
      Other reserve costs                       --         --       8,000
      Cumulative effect of accounting
        change, net of taxes                   888         --      14,000
      Other                                  1,725      1,239       1,673
      Change in certain assets and
        liabilities:
        (Increase) decrease in:
          Accounts receivable              (19,431)    26,211      (7,484)
          Inventories                       10,176      2,903      (6,671)
          Prepaid expenses                  (3,835)       881      (5,628)
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                       (22,620)    26,512      15,477
          Income taxes payable             (14,281)    14,280          --
          Accrued pension, retirement
            and other liabilities            7,694     (5,113)     (3,019)
          Deferred income taxes             (1,062)     5,793     (65,795)
                                           -------    -------    --------
            Total adjustments               25,071    125,960     197,452
                                           -------    -------    --------

Net cash provided by operating activities   46,984    181,241      76,924
                                           -------    -------    --------

Cash flows from investing activities:
  (Purchase) sale of marketable
    securities                              12,216    (87,106)    (34,000)
  Capital expenditures                    (136,721)   (57,479)    (77,172)
  Proceeds from sale of assets               1,898      3,047       1,289
  Other                                     (1,194)       952       3,481
                                           -------    -------    --------
Net cash used by investing activities     (123,801)  (140,586)   (106,402)
                                           -------    -------    --------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                        --    139,000     200,000
  Repayment of long-term debt               (1,000)  (114,082)   (226,800)
  Long-term lease financing                 (3,464)        --          --
  Debt issuance costs                         (885)    (2,570)         --
  Issuance of common stock under
    stock plans                                515        706          --
  Issuance of common stock from
    warrants exercised                         187         --          --
  Issuance of preferred stock              193,344         --          --
  Preferred stock dividend                  (2,523)        --          --
                                           -------    -------    --------
Net cash provided (used) by financing
  activities                               186,174     23,054     (26,800)
                                           -------    -------    --------

Net increase (decrease) in cash            109,357     63,709     (56,278)
Cash and cash equivalents at the
  beginning of the year                    121,057     57,348     113,626
                                           -------    -------    --------
Cash and cash equivalents at the
  end of the year                         $230,414   $121,057   $  57,348
                                           =======    =======    ========
Marketable securities                      108,890    121,106      34,000
                                           -------    -------    --------
Total cash and marketable securities      $339,304   $242,163   $  91,348
                                           =======    =======    ========
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
    Interest                              $ 41,216   $ 38,188   $  50,039
    Income taxes, net                       24,308       (798)      5,139
Supplemental schedule of non-cash
  investing and financing transactions:
  Issuance of non-interest-bearing notes
    as preferred stock dividend                 --        928       2,153
  Purchase of property financed by note
    payable and capitalized leases          11,265     17,003          --
  Conversion of 930,000 preferred shares
    to 14,133,047 common shares                 --        141          --

                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                               MAGMA COPPER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS

    Magma Copper Company and its subsidiaries ("Magma" or the "Company") are in the business of mining and concentrating nonferrous copper ore, smelting and refining its production, as well as that of third parties, and producing copper cathode and continuous-cast copper rod at its facilities in San Manuel, Miami (Pinto Valley Mining Division) and Superior, Arizona. The Company's primary product is electrolytic copper, most of which is sold as either cathode or continuous-cast copper rod. By-products derived from the treatment processes are sold to third parties.

    The Company produces copper by both the traditional method (mining/concentrating/smelting/refining) and by the leaching/solvent extraction-electrowinning ("SX-EW") method. The Company owns and operates underground sulfide and open-pit oxide and sulfide mines at San Manuel, Miami (Pinto Valley Mining Division) and Superior, Arizona and Ely, Nevada. In addition to processing the Company's mined material, the San Manuel smelter, refinery and rod casting facilities process third party material on a custom basis, including tolled and purchased concentrates.

NOTE B - RESTRUCTURING AND QUASI-REORGANIZATION

    1991 Non-Cash Accounting Adjustments. The Non-Cash Accounting Adjustments resulted from studies, completed during 1991, of various balance sheet items that were undertaken in connection with a reorganization of the Company into distinct profit centers. In addition, execution of the new collective bargaining agreement and achievement of productivity increases at the upper Kalamazoo orebody enabled the Company to further study the feasibility of developing and mining the lower portion of this orebody. Based upon these studies, and in conjunction with its internal reorganization, the Company implemented, as of December 31, 1991, the following Non-Cash Accounting Adjustments:

    (1) Adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and Statement of Financial
         Accounting Standards No. 106, "Employers' Accounting for
         Postretirement Benefits Other Than Pensions."

    (2) An after tax restructuring charge of approximately $141 million, which included a $92 million after tax write-down of the Company's investment in its Kalamazoo orebody, as well as other amounts related to detailed reviews of the Company's balance sheet.

    (3) Implementation of a "quasi-reorganization", in which certain assets and liabilities were restated and the accumulated deficit resulting from the adjustments described above was reclassified to capital in excess of par value.

    After giving effect to the Non-Cash Accounting Adjustments in 1991, the Company's stockholders' equity at December 31, 1990 was restated to $447.2 million, compared to $534.2 million, as was originally reported.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Magma Gold Ltd., Magma Nevada Mining Company, Magma Arizona Railroad Company, San Manuel Arizona Railroad Company, Magma Metals Company and Magma Limited Partner Co. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Property, Plant and Mine Development

    Property, plant and mine development is stated at original historical cost less accumulated depreciation, depletion and amortization, except for certain assets which were restated in connection with the quasi-reorganization. Expenditures for property, plant and equipment are capitalized. Maintenance and repairs are expensed as incurred. Mine development expenditures incurred substantially in advance of production or to develop new mines are capitalized. Expenditures for mineral exploration or evaluations directed towards the discovery of mineral resources are expensed as incurred, as are expenditures for mine development costs which maintain current production levels. The amount expensed for exploration, research and development was $9.4 million, $2.6 million and $.9 million in 1993, 1992 and 1991, respectively.

    Investments in property, plant and equipment are depleted or depreciated over the estimated productive lives of the assets, using the straight-line method, and deferred mine development costs are charged to operations on the units-of-production method based on the estimated pounds of copper ore to be recovered.

    Included in "equipment and buildings" in the accompanying consolidated balance sheets is $109,646,000 and $36,893,000 of construction-in-progress at December 31, 1993 and 1992, respectively. Included in "deferred mine development costs" is $21,353,000 and $10,775,000 of mine development-in-progress at December 31, 1993 and 1992, respectively. The accumulated amortization of deferred mine development costs was $9,263,000 and $2,863,000 at December 31, 1993 and 1992, respectively. The accumulated depletion of mining claims and land was $1,137,000 and $860,000 at December 31, 1993 and 1992, respectively.

3.  Inventories

    Inventories of metals and materials and supplies are stated at the lower of moving-average cost or estimated market value.

    Inventories included in current assets were (in thousands):

                                                 December 31,
                                          --------------------------
                                            1993             1992
                                          --------         --------
    Metals in process                     $ 37,454         $ 50,132
    Finished goods                          16,222           15,848
                                           -------          -------
      Subtotal-metals                       53,676           65,980
    Materials and supplies                  25,045           23,353
                                           -------          -------
       Total                              $ 78,721         $ 89,333
                                           =======          =======

4. Income Taxes

    SFAS 109, Accounting for Income Taxes, requires the adoption of the "liability" method for providing deferred taxes. The Company elected to adopt SFAS 109 by reflecting its provisions in the 1991 financial statements and retroactively restating the prior year financial statements from January 1, 1987 through December 31, 1990.

    Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. The principal temporary differences relate to depreciation and amortization of mine development costs and certain financial reserves not deductible for tax purposes until paid.

5.  Method of Recording Sales and Treatment Toll Revenue

    Revenue from sales of copper and acid is recorded when ownership of the products is legally transferred to the customer. Certain copper sales are provisionally priced and later adjusted in the month the sales prices are contractually finalized. Revenue from by-products is recognized on a production basis. Treatment toll revenue earned for the smelting of concentrates is recorded in the month that the copper concentrates are smelted. Treatment toll revenue earned for refining copper and rod conversion is recorded in the period that the copper becomes returnable to the customer.

6.  Capitalized Interest

    The Company capitalizes interest allocable to the construction of major new facilities and deferred mine development until operations commence. The Company capitalized $7,786,000 of interest in 1993. No interest was capitalized in 1992 or 1991.

7.  Earnings Per Share

    Primary earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding and common shares payable as preferred stock dividends. Under the treasury stock method, common stock warrants outstanding at December 31, 1991 were antidilutive and therefore were not included in the computation of earnings per share. The weighted average number of primary common stock and common stock equivalents outstanding during 1993, 1992 and 1991 were 48,174,000, 33,444,000 and 30,382,000, respectively.

    Earnings per share assuming full dilution is computed by dividing net income by the weighted average number of common shares outstanding, including the potential dilutive effect of the Series D and Series E Preferred Stock. For purposes of the computation, all the preferred stock is included based on the weighted average converted shares outstanding. The weighted average number of common stock and common stock equivalents outstanding for 1992, assuming full dilution, was 46,605,000. For 1993 and 1991 the preferred stock was antidilutive.

8.  Stock Option and Stock Award Plans

    The 1987 Stock Option and Stock Award Plan ("the 1987 Plan") was established by contributing 5% of Magma's then outstanding stock (1,903,630 shares of Class B Common Stock) to a trust. The trust holds the shares until used for direct grants or grants of stock options to key members of Magma's management as directed by a committee ("the Committee") of directors appointed by the Board of Directors. During 1989, the Committee authorized the purchase by the trust of 54,300 shares of Class B Common Stock from the open market for $390,000.

    The Company's shareholders approved the adoption of the Magma Copper Company 1989 Stock Option and Stock Award Plan ("the 1989 Plan") on June 1, 1989. The 1989 Plan is administered by the Committee. Under the 1989 Plan, the Committee has authority to determine the key employees to whom, and the time or times at which, incentive awards in the form of stock options, stock appreciation rights, restricted stock awards and performance units may be granted.

    Subject to certain exceptions set forth in the 1989 Plan, the aggregate numbers of shares of the Company's Common Stock that may be the subject of awards under the Plan is 2,000,000.

    The Company's shareholders approved adoption of the Magma Copper Company 1993 Stock Option and Stock Award Plan ("the 1993 Plan") on May 13, 1993. The 1993 Plan is administered by the Committee. Under the 1993 Plan, the Committee has authority to determine the key employees to whom, and the time or time at which, incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, phantom stock rights, performance units and performance shares may be granted.

    Subject to certain exceptions set forth in the 1993 Plan, the aggregate number of shares of the Company's common stock that may be the subject of awards under the Plan is 2,250,000.

    Options under the 1987 Plan primarily become exercisable over a three-year vesting period, subject to certain restrictions, at the rate of one-third per year. The options under the 1989 Plan become exercisable over a three or four-year vesting period. Options granted under the 1993 Plan become exercisable over a three year vesting period.

    The following table summarizes the activity related to stock options under the plans:

                                                   1987 Plan
                                   -------------------------------------
                                    1993           1992           1991
                                   ------         -------        -------
Beginning of the year
 Outstanding                       60,588          63,088        166,596
 Exercisable                       60,588          63,088        166,596

During the year
 Issued                                --              --             --
 Exchanged                             --              --        103,508
 Canceled                              --              --             --
 Became exercisable                    --              --             --
 Exercised                         14,000           2,500             --

End of the year
 Outstanding                       46,588          60,588         63,088
 Exercisable                       46,588          60,588         63,088

Option prices                                     $5.00-$10.1875
                                                  (For 1991-1993)

                                                   1989 Plan
                                   ---------------------------------------
                                      1993           1992           1991
                                   ---------      ---------      ---------
Beginning of the year
 Outstanding                       1,642,838      1,145,638        531,238
 Exercisable                         459,638        402,638         15,846

During the year
 Issued                              115,000        655,200        658,000
 Exchanged                                --             --             --
 Canceled                             85,000         39,000         40,700
 Became exercisable                  375,938        176,000        389,692
 Exercised                            95,030        119,000          2,900

End of the year
 Outstanding                       1,577,808      1,642,838      1,145,638
 Exercisable                         740,546        459,638        402,638


Option prices                      $7.59-$9.38    $5.00-$13.25      $5.00

                                   1993 Plan
                                   ---------
                                      1993
                                   ---------

Beginning of the year
 Outstanding                            --
 Exercisable                            --

During the year
 Issued                            204,900
 Exchanged                              --
 Canceled                            1,900
 Became exercisable                     --
 Exercised                              --

End of the year
 Outstanding                       203,000
 Exercisable                            --

Option prices                       $10.13

       Stock grants represent compensation to management for future periods and are treated as a capital contribution to Magma as they vest.

       Grants under the 1987 Plan vest over various terms. Most grants awarded in 1991 vest at the yearly rate of 20%, 20%, 30% and 30% over a four-year period. Most grants awarded in 1992 and 1993 vest over a three or four-year period.

       Compensation expense under the 1987 Plan in the form of stock grants earned for 1993, 1992 and 1991 was approximately $500,000, $500,000 and $1,400,000, respectively.

       Grants under the 1989 Plan primarily vest over a four-year period at 20% in each of the first two years and at 30% in the last two years or 25% per year over a four-year period. Compensation expense related to the 1989
Plan was approximately $100,000, $100,000 and $200,000 in 1993, 1992 and
1991, respectively.

       The following table summarizes the activity under the stock grant plans:

                               1987 Plan                 1989 Plan
                       -------------------------  ------------------------
                        1993      1992     1991    1993      1992     1991
                       -------  -------  -------  -------   ------   ------

Unearned at beginning
  of year              156,250  267,900  606,152   39,480   69,440   74,800
Issued                   7,000   28,000    7,000       --       --   10,000
Exchanged                   --       --   51,754       --       --       --
Canceled                   500      800   16,149       --   11,200       --
Vested                  79,400  138,850  380,857   19,240   18,760   15,360
Unearned at end
 of year                83,350  156,250  267,900   20,240   39,480   69,440

       Under the Company's 1989 Stock Option Plan for Non-Employee Directors, options awarded for 1993, 1992 and 1991 were 6,359, 6,164 and 13,521, respectively. Under this plan, the directors forego cash compensation in exchange for discounted options. The average exercise price was $5.97, $6.17 and $3.00 per share for 1993, 1992 and 1991, respectively.

       At a meeting held on May 14, 1992, the Company's shareholders approved the adoption of the 1992 Restricted Stock Plan for Non-Employee Directors; 8,000 grants of stock were awarded in 1992 and 8,000 grants of stock were awarded in 1993.

9.  Stock Warrants

       The Company has warrants outstanding covering the purchase of 5,077,756 shares exercisable at $8.50 per share. The warrants are exercisable through November 30, 1995.

10.  Cash, Cash Equivalents and Marketable Securities

       For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. Marketable securities are highly liquid investments, primarily in United States treasury notes, purchased with maturities greater than three months. These securities are carried at the lower of cost or market.

11.  Restatements and Reclassifications

        Certain amounts for 1992 have been reclassified to conform with 1993 reporting classifications.

NOTE D - MAJOR CUSTOMERS, EXPORT SALES AND SALES COMMITMENTS

       During 1993, the Company's copper was sold to approximately sixty (60) customers. Sales of copper to the Company's largest customer during the
year accounted for 19% of total revenue.   Because copper is an
internationally traded commodity, the Company does not believe that the loss of any one customer would have a material adverse effect on the results of its operations.

       The Company's export sales have declined in recent years primarily due to increasing U.S. consumption and the recession in Japan. The Company is maintaining its presence in the Asian markets by supplying cathode to major fabricators on an annual basis. Export sales as a percent of total revenues were 25%, 29% and 50% for the years ended December 31, 1993, 1992 and 1991, respectively.

       From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. For the first and second quarters of 1994, the Company has purchased put option contracts covering 287 million pounds of production, providing a minimum realized price of $.72 per pound on a London Metals Exchange ("LME") basis. For the third and fourth quarters, the Company has entered into LME futures contracts covering 121 million pounds of production at an average price of $.82 per pound and purchased put option contracts covering 176 million pounds of production that provide a minimum realized price of $.74 per pound on a LME basis. For 1995, the Company purchased put option contracts covering 374 million pounds of its first, second and third quarter production, providing a minimum realized price of $.74 per pound on a LME basis.

NOTE E - INCOME TAXES

       During the fourth quarter of 1991, Magma adopted SFAS 109 and retroactively restated its financial statements from January 1, 1987. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.

       In August 1993 the Revenue Reconciliation Act of 1993 (the "Act") was enacted by Congress. Under the Act, and effective as of January 1, 1993, the top marginal corporate tax rate was increased from 34% to 35%. Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) the cumulative impact of a change in tax rate is recognized as an element of tax expense for the period of enactment.
During the three month period ended September 30, 1993, the Company recorded a one time charge to tax expense of $2.8 million to reflect the impact of the change in statutory rate.

       In calculating income taxes, the Company has benefitted from deductions for percentage depletion. In general, the Company's cumulative percentage depletion deductions exceed cost basis of depletable properties, resulting in current percentage depletion being treated as a permanent difference.
The effect of this permanent difference causes the effective tax rate to be generally lower than the statutory tax rate. Of the total $6.3 million benefit for percentage depletion, approximately $3.1 million relates to a change in estimate formalized in July of 1993.

       The components of the income tax (provision) benefit consist of the following (in thousands):

                                                   December 31,
                                         --------------------------------
                                           1993        1992        1991
                                         --------    --------    --------
Current tax (provision)                  $ (9,789)   $(13,004)   $ (7,000)
Deferred tax (provision) benefit            1,079      (9,595)     69,000
                                          -------     -------     -------
                                         $ (8,710)   $(22,599)   $ 62,000
                                          =======     =======     =======

    The (provision) benefit for income taxes differs from the amounts computed by applying the federal statutory rate as follows (in thousands):

                                           December 31,
                          -----------------------------------------------
                               1993            1992              1991
                          --------------  ---------------    ------------
                                    Tax              Tax             Tax
                             Tax    Rate    Tax      Rate      Tax   Rate
                          --------  ----  -------    ----    ------- ----
Income tax (provision)
 benefit at federal
 statutory rate           $(11,028) (35)% $(27,507)  (34)%   $57,299  34%

Percentage depletion         6,349   20      8,111    10       8,160   5

Change in federal tax
  rate                      (2,800)  (9)        --    --          --  --

State tax, net              (1,231)  (4)    (3,203)   (4)      3,458   2
SFAS 109 valuation
 allowance                      --   --         --    --      (6,917) (4)
                           -------  ---    -------   ---      ------ ---

                          $ (8,710) (28)% $(22,599)  (28)%   $62,000  37%
                           =======  ===    =======   ===      ====== ===

    The components of the net deferred tax liability are as follows (in thousands):

                                                      December 31,
                                                ------------------------
                                                  1993            1992
                                                --------        --------

Deferred tax liability relating to
  property, plant and mine development          $201,462        $208,715
                                                 -------         -------

Deferred tax assets:
  Financial reserves not yet deductible           42,759          41,712
  Tax effect of net operating losses              17,501          31,974
  Alternative minimum tax credits                 51,527          43,687
  Valuation allowance                             (6,917)         (6,917)
                                                 -------         -------
    Deferred tax assets, net                     104,870         110,456
                                                 -------         -------

  Net deferred tax liability                    $ 96,592        $ 98,259
                                                 =======         =======

    At December 31, 1993, Magma has for federal income tax purposes approximately $50 million of regular tax net operating loss carryforwards which expire, if unused, in the years 2003 through 2006. Under the federal alternative minimum tax system, Magma has no net operating loss carryforwards. As a result of shorter carryforward periods and other statutory differences, Magma has no net operating loss carryforwards for state income tax purposes.

    Magma also has alternative minimum tax credits aggregating approximately $52 million which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that Magma's regular tax liability exceeds its liability calculated under the alternative minimum tax system.

NOTE F - PENSION AND RETIREMENT PLANS

    The Company and its subsidiaries have defined benefit pension and retirement plans covering substantially all employees (the "Plans"). Plans covering salaried employees provide pension benefits based on the employee's compensation during the ten years before retirement. Plans covering hourly employees provide pension benefits based on stated amounts, for each year of service, and provide for supplemental benefits for employees who retire with 30 years of service before age 65.

    The Company's funding policy is to contribute annually the minimum amount that can be deducted for federal income tax purposes. Total pension and retirement plan costs were $2,257,000, $1,422,000 and $1,240,000 in 1993, 1992 and 1991, respectively.

    The net periodic pension cost for 1993, 1992 and 1991 included the following components (in thousands):

                                             1993       1992        1991
                                           -------     -------     ------

    Service cost                           $ 4,932     $ 4,349     $3,562
    Interest cost                           10,249       9,369      8,211
    Less:
      Return on assets                     (12,261)    (11,250)    (9,835)
      Net amortization and deferral           (663)     (1,046)      (698)
                                            ------      ------      -----
        Annual pension cost                $ 2,257     $ 1,422     $1,240
                                            ======      ======      =====

                                      Salaried Plan       Hourly Plan
                                    ----------------   -----------------
                                     1993      1992      1993      1992
                                    ------    ------    ------    ------

    Discount rates                   7.5%      8.5%      7.5%     8.5%
    Rates of increase in
      compensation levels            4.25%     5.0%      N/A      N/A
    Expected long-term rate
      of return on assets            9.5%      9.5%      9.5%     9.5%
    Remaining amortization
      period for unrecognized
      net asset at
      January 1, 1987              7 years   8 years   10 years  11 years

    On December 31, 1993 and 1992, the Plans' assets were invested in fixed income instruments and equity securities.

    The following tables set forth the Plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992 (in thousands):

                                  Salaried Plan         Hourly Plan
                               ------------------   ---------------------
                                 1993      1992       1993        1992
                               --------  --------   --------    --------
Actuarial present value
  of benefit obligations:
    Vested benefit
     obligation                $(21,423) $(16,792)  $ (97,190)  $(82,243)
                                =======   =======    ========    =======

    Accumulated benefit
    obligation                 $(25,125) $(19,565)  $(106,802)  $(90,391)
                                =======   =======    ========    =======
    Projected benefit
    obligation for
     services rendered
     to date                   $(38,165) $(30,693)  $(106,802)  $(90,391)
    Plan assets at
    estimated fair value         26,348    20,381     124,453    117,702
                                -------   -------    --------    -------
Projected benefit obligation
  (in excess of) or less than
  plan assets                   (11,817)  (10,312)     17,651     27,311
Unrecognized net (gain)
  or loss                         4,459     1,521     (10,558)   (20,758)
Unrecognized net asset from
  January 1, 1987                (1,453)   (1,660)    (10,072)   (11,079)
Unrecognized prior service
  cost                            1,915     2,520       8,056      8,714
                                -------   -------    --------    -------

Prepaid (accrued) pension
  cost                         $ (6,896) $ (7,931)  $   5,077   $  4,188
                                =======   =======    ========    =======

    During 1990, an amendment changed the benefit formula and the definition of compensation used to compute the salaried employees' benefit. These changes resulted in an increase in the projected obligation of $3,100,000 which is accounted for as prior service cost and amortized over
13.9 years.

    The Company provides executives with excess benefit and supplemental benefit pension plans. Plan costs for 1993 including interest and amortization of the transition obligation was $710,000. The projected benefit obligation of these plans at December 31, 1993 was $3,192,000. Funding is on a current basis and there are no plan assets.

    The Company also sponsors postretirement medical and life insurance benefit plans. Effective January 1, 1991, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company elected to adopt this statement early and to record the entire cumulative adjustment in the year of adoption. The accompanying statement of operations for 1991 reflects a pre-tax charge of $23,000,000 less a $9,000,000 tax benefit as a cumulative effect in a change in accounting principle in accordance with SFAS 106.

    The postretirement medical and life insurance plans cover salaried and hourly employees with at least ten years of service prior to retirement. The medical plan provides benefits for hospital coverage and surgical fees up to a lifetime limit of $80,000. The life insurance plan provides benefits to hourly employees of $4,000 and to salaried employees based on their preretirement compensation.

    The Company funds the postretirement benefit costs on a current basis and there are no plan assets.

    The net periodic postretirement benefit costs for 1993, 1992 and 1991 included the following components (in thousands):

                                     1993       1992      1991
                                    ------     ------    -------

         Service costs              $1,005     $  763    $   703
         Interest costs              2,378      2,027      1,966
         Transition obligation          --         --     23,137
                                     -----      -----     ------
                                    $3,383     $2,790    $25,806
                                     =====      =====     ======

    The following table sets forth postretirement amounts recognized in the Company's consolidated balance sheets at December 31, 1993 and 1992 (in thousands):

                                            1993        1992
                                          --------    --------
         Accumulated postretirement
           benefit obligation:
             Retirees                     $13,279     $10,503
             Fully eligible actives         5,076       4,311
             Other actives                 12,182      10,994
             Unrecognized transition
               obligation                  (1,778)         --
                                           ------      ------
         Accrued postretirement cost      $28,759     $25,808
                                           ======      ======

    The 1993 plan accounting assumes a health care cost trend rate for pre-age 65 benefits of 13% and post-age 65 benefits of 10%. These rates were assumed to decrease one percentage point each year to 5.5% and remain at that level thereafter. The assumed discount rate and rate of increase in compensation levels was 7.5% and 4.25%, respectively. The effect of a one percentage point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $3,873,000. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit costs would have been an increase of $238,000 for 1993.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                         December 31,
                                                     --------------------
                                                       1993        1992
                                                     --------    --------
12% Senior Subordinated Notes (1)                    $200,000    $200,000
11 1/2% Senior Subordinated Notes (2)                 125,000     125,000
Industrial Development Authority Bonds (3)             49,700      49,700
Promissory Note (4)                                     7,000       8,000
Non-interest-bearing Junior Subordinated Notes (5)      6,151       6,151
Capitalized Lease Obligations (6)                      16,804       9,003
                                                      -------     -------
   Total debt                                         404,655     397,854
Less current portion                                  (12,395)     (2,856)
                                                      -------     -------
Long-term portion                                    $392,260    $394,998
                                                      =======     =======

    At December 31, 1993, aggregate debt maturities are as follows for the years ending December 31 (in thousands):

            1994                                $ 12,395
            1995                                   5,231
            1996                                   5,216
            1997                                   3,499
            1998                                   1,389
            Thereafter (cumulative)              376,925
                                                 -------
            Total                               $404,655
                                                 =======

1.  12% Senior Subordinated Notes

    In December 1991, the Company sold $200,000,000 of 12% Senior
Subordinated Notes ("12% Notes") due December 15, 2001. Interest on the 12% Notes is payable on June 15 and December 15 of each year.

    The 12% Notes are redeemable at the option of the Company, at any time or from time to time, on and after December 15, 1996 in whole or in part. Redemption of the 12% Notes is at 106% of the principal amount thereof for the twelve month period beginning on December 15, 1996, at 103% of the principal amount thereof for the twelve month period beginning on December 15, 1997, and thereafter at 100% of the principal amount thereof. The indenture pursuant to which the 12% Notes were issued contains, among other restrictions, limitations on the incurrence of additional debt, payment of cash dividends, distributions on and repurchases of the Company's capital stock and loans or contributions to the capital of or investment in Designated Subsidiaries, as defined by the Indenture.

2.  11 1/2% Senior Subordinated Notes

    In January 1992, the Company issued $125,000,000 of 11 1/2% Senior Subordinated Notes ("11 1/2% Notes") due January 15, 2002. Interest on the 11 1/2% Notes is payable January 15 and July 15 of each year.

    The 11 1/2% Notes are redeemable at the option of the Company, at any time or from time to time, on and after January 15, 1995 in whole or in part. Redemption of the 11 1/2% Notes is at 108% of the principal amount thereof for the twelve month period beginning on January 15, 1995, at 106% of the principal amount thereof for the twelve month period beginning January 15, 1996, at 104% of the principal amount thereof for the twelve month period beginning January 15, 1997, at 102% of the principal amount thereof for the twelve month period beginning January 15, 1998, and thereafter at 100% of the principal amount thereof. The indenture pursuant to which the 11 1/2% Notes were issued contains restrictions which are similar in nature to the 12% Senior Subordinated Notes.

3.  Industrial Development Authority Bonds

    At December 31, 1993, Industrial Development Authority ("IDA") bonds outstanding totaled $49,700,000. These bonds have been issued through the Pinal County IDA, the locale of the Company's smelting and refining facility. The interest rates on these bonds is based on the minimum rate determined by the remarketing agent necessary to sell the bonds. The effective interest rate on the bonds was approximately 2.3% for 1993 and 4% for 1992 and 1991.

    Principal at December 31, 1993 is repayable as follows (in thousands):

              December 31, 2009                       $35,700
              December 1, 2011                         14,000
                                                       ------
                                                      $49,700
                                                       ======

    In December 1992, the Company refinanced maturing bonds totaling $14,081,639 with a new $14,000,000 IDA bond issuance due December 1, 2011. The proceeds of the original bond issues were used to provide funds to finance certain pollution control facilities and retrofit the Company's smelter.

4.  Promissory Note

    In July 1992, the Company purchased a major Arizona copper deposit.
In conjunction with this purchase, the Company signed an $8,000,000, 9.75% Promissory Note ("Promissory Note") due in eight annual installments of $1,000,000 commencing January 1993. The Promissory Note may be prepaid at any time without penalty. The Promissory Note contains no significant covenants; however, it is secured by a deed of trust on the property purchased.

5.  Non-Interest Bearing Junior Subordinated Notes

    From March 1989 through March 1992, the Company issued non-interest-bearing junior subordinated notes (the "Zero-Interest-Notes") in lieu of quarterly cash dividends to holders of the Series B Preferred Stock (see Note H-Preferred Stock). The Zero-Interest-Notes are due and payable on May 4, 1994.

6.  Capitalized Lease Obligations

    The Company has capitalized lease obligations for heavy mining equipment and a computer system. These leases have maturities from 1994 through 2008 and implicit rates ranging from 7.0% to 9.2%.

7.  Revolving Credit Facility

    In May 1993, the Company entered into a five-year $200 million revolving credit agreement (the "Revolver"). The Revolver is provided by a consortium of ten banks and is available for general corporate purposes. Amounts outstanding under the Revolver may bear interest at the London InterBank Offered Rate (LIBOR), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear interest at the rate of LIBOR plus 1%. An annual agency fee of $30,000 plus a commitment fee (which also varies depending on the credit rating of the Company) of 3/8% per annum on the unused portion of the Revolver is payable by the Company.

    Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less than the sum of $350 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1993;
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60% and (iii) maintain a consolidated coverage ratio of at least 2.0 to 1.

NOTE H - PREFERRED STOCK

    The Company has 50,000,000 shares of authorized Preferred Stock. At December 31, 1993, 5,112,765 shares (none issued or outstanding) had been designated as Series C Convertible Preferred Stock ("Series C Preferred Stock"); 2,005,000 shares (2,000,000 issued and outstanding) had been designated as Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock"); 2,000,000 shares (issued and outstanding) had been designated as Series E Cumulative Convertible Preferred Stock, and 40,882,235 shares (none issued or outstanding) were undesignated. In 1988, 930,000 shares of the Series B Preferred Stock were issued in conjunction with a recapitalization of the Company. The Series C Preferred Stock was created for issuance upon conversion of the Series B Preferred Stock or exercise of outstanding warrants, if, for any reason, the Company were unable to issue Common Stock to satisfy applicable conversion or exercise requirements. No Series C Preferred Stock is outstanding and the Company is not presently aware of any reason that would require it to issue such stock or preclude it from issuing Common Stock.

    In December 1992, the Company offered to exchange 15.446825 shares of its Common Stock for each share of its Series B Preferred Stock outstanding. On December 29, 1992, each share of Series B Preferred Stock was exchanged, resulting in an issuance of 14,133,047 shares of Common Stock.

    Each share of Series B Preferred Stock was entitled to cumulative dividends in each of the first five years after issuance, paid quarterly, at the rate of one share of Class B Common Stock per annum and, if the market price of a share of Class B Common Stock at the time was less than $10 plus an additional amount (payable, at the Company s option, in cash or non-interest-bearing junior subordinated notes due five years from the issuance date of the first of such notes issued), not to exceed $.625 per quarter, equal to one quarter of the excess of $10 over the market value of a share of Class B Common Stock. After November 1993, each share of Series B Preferred Stock would have been entitled to receive dividends of $10 per annum in cash.

    In July 1993, the Company issued $100 million, or 2.0 million shares of 5 5/8 % Cumulative Convertible Preferred Stock, Series D ("Series D Preferred Stock") and in December 1993, the Company issued $100 million, or
2.0 million shares of 6% Cumulative Convertible Preferred Stock, Series E ("Series E Preferred Stock"). Both the Series D Preferred Stock and Series E Preferred Stock have a liquidation preference of $50.00 per share and dividends are payable quarterly at the annual rate of 5 5/8% and 6%, respectively.

    Each share of the Series D Preferred Stock and Series E Preferred
Stock is convertible at any time at the option of the holder into shares of Common Stock of Magma Copper Company at a conversion rate of 3.448 and
3.5945 shares, (equivalent to a conversion price of $14.50 and $13.91 per share of Common Stock) respectively, subject to adjustment under certain conditions.

    The Series D Preferred Stock and Series E Preferred Stock are not redeemable prior to July 20, 1996 and December 1, 1996, respectively. On and after the above dates, the Series D Preferred Stock and Series E Preferred Stock are redeemable at the option of the Company, in whole or in part, initially for $51.969 and $52.10 per share, respectively, and thereafter at prices declining ratably annually to $50 per share in 2003, plus, in each case, an amount equal to accrued and unpaid dividends to the redemption date.

    During 1993, the Company paid cash dividends on its Series D Preferred Stock and Series E Preferred Stock totaling $2,296,850 and $225,067, respectively.

NOTE I - COMMON STOCK

     At a Special Meeting of Stockholders on October 30, 1992, Magma's stockholders voted to amend the Company's Certificate of Incorporation to reclassify and convert all shares of Class A Common Stock and Class B Common Stock into a new, single class of Common Stock.

     Each share of Common Stock created by the amendment possesses one vote on all matters properly coming before stockholders, including elections of the Board of Directors, and is not subject to any transfer restrictions, and possesses no veto power over the issuance of any other class of stock.

NOTE J - COMMITMENTS AND CONTINGENCIES

1.  Legal Matters

    The Company is involved in legal proceedings of a character normally incidental to its business, including substantial claims and pending actions against the Company seeking recovery of alleged damages or clarifications of legal rights. The Company does not believe that adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, would have a material adverse effect on the financial condition or results of operations of the Company.

    The Company is involved in legal proceedings (the "Adjudication") regarding the allocation of water rights of the Gila River system and
source pending in the Superior Court of Maricopa County, Arizona.   The
Company's right to use surface and groundwater at its San Manuel, Pinto Valley and Superior operations, as well as the rights of all other claimants to use water from the Gila River system and source, is to be decided in this matter. Claims for damages for the Company's withdrawal of ground water have been asserted by Indian tribes, but have been stayed pending outcome of the Adjudication. A final resolution of this litigation may not be made for several years. Management believes that, despite this litigation, it will be able to obtain water necessary for its mining operations.

2.  Labor Contracts

    On October 21, 1991 the Company and its labor unions executed a 15 year collective bargaining agreement. The agreement prohibits strikes and lockouts for at least seven years. Hourly-rated employees have received and will receive annual wage increases of $.25 to $.35 per hour in each of the next five years following 1991, some of which are dependent upon Magma's quarterly earnings performance during such periods. After the initial five-year period, the agreement will continue in effect for an additional 10 years on the same terms and conditions, unless either party proposes a modification of the economic terms. If the parties are unable to agree on the proposed modifications, they will be submitted to an arbitration panel which will establish major economic terms for a one-year period in accordance with certain specified criteria. If during any five-year period after the initial term there are two such arbitration proceedings, the agreement will terminate upon the anniversary date of the second arbitration award. Under the agreement, teams of management, union represented employees and their representatives are committed to work together to, among other things, increase productivity and reduce costs.

NOTE K - LEASE COMMITMENTS

    The Company leases railcars, haul trucks, other heavy mining equipment and a computer system. Rent expense for the years ended December 31, 1993, 1992 and 1991 was $4,464,000, $4,833,000 and $3,300,000, respectively.

    The following is a schedule of the future minimum lease payments for the years ending December 31, (in thousands):

                   1994                          $ 3,962
                   1995                            3,739
                   1996                            3,890
                   1997                            2,444
                   1998                            1,182
                   Thereafter (cumulative)         4,696
                                                  ------
                                                 $19,913
                                                  ======

NOTE L - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash. The carrying amount approximates fair value because of the short maturity of those instruments.

    Marketable Securities. The fair values of marketable securities are estimated based on quoted market prices for those or similar investments.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. As discussed further in Note D, at December 31, 1993 the Company has purchased put options for the first half of 1994 and entered into LME futures contracts for the second half of 1994. The carrying amount of these contracts reflects the cost of the option premium which will be amortized ratably as the options expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at December 31, 1993. During January 1994, the Company purchased additional put options with a carrying amount which approximates fair value, but which are not included in the table below

    Gold and Silver Swap Contracts. The Company has sold forward and repurchased a portion of its gold and silver production. Through the execution of swap contracts, the Company will effectively receive the difference between the fixed sales prices and fixed purchase prices added to the market average at the time of the physical gold and silver sales. The fair value of these contracts is based on the difference between the fixed sales and fixed purchase prices as of the valuation date.

    The estimated fair values of the Company's financial instruments as of December 31, 1993 are as follows (in thousands):

                                               Carrying       Fair
                                                Amount        Value
                                               --------      --------
      Cash                                      $230,414     $230,414
      Marketable securities                      108,890      109,872
      Long-term debt (includes current
        portion)                                (404,655)    (439,343)
      Copper price protection contracts            7,300         (497)
      Gold and silver swap contracts                  --          492

    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

NOTE M - ADOPTION OF FASB 112 - EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT
BENEFITS

    At December 31, 1993, the Company adopted SFAS 112 - "Employers' Accounting for Postemployment Benefits". The Company elected to adopt this statement early and to record the entire cumulative adjustment in the year of adoption. Under SFAS 112, $.9 million (after tax) was charged to first quarter 1993 earnings.

NOTE N - STORM DAMAGE

    The Company estimates that pre-tax earnings for 1993 were reduced by $21 million ($15.5 million after tax) as a result of storm damage. The largest cost was a writedown of inventory to net realizable value of $10 million caused by higher than normal production costs. Additionally, there was a $4 million loss of production and $4 million of one-time rain related repair costs. The Company's operating margin was reduced by $3 million as the Company was unable to mine from the higher-grade area of its open-pit mine at its Pinto Valley Mining Division. The Company is seeking to recover a portion of the amounts expended as a result of the storm damage from its property and casualty insurers.

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (Information for all periods shown below is unaudited).

    Amounts for the three months ended March 31, 1993 have been restated to reflect the adoption of SFAS 112 (see Note M). (In thousands, except per share data)

                                                    1993
                                   --------------------------------------
                                             Three Months Ended
                                   --------------------------------------
                                    Mar 31    Jun 30    Sep 30    Dec 31

Sales                              $194,605  $190,150  $211,877   $195,767
Income from operations                6,359    12,372    18,332     17,133
Income before cumulative effect
  of accounting change and
  preferred stock dividends             276     4,712     8,759      9,054
Net income (loss)                      (612)    4,712     8,759      9,054
Net income (loss) available for
  common stock                         (612)    4,712     7,868      7,422
Income per common share before
  cumulative effect of
  accounting change and
  preferred stock dividends             .01       .10       .18        .19
Earnings (loss) per share of
  common stock, primary                (.01)      .10       .17        .16
Earnings (loss) per share of
  common stock, fully diluted          (.01)      .10       .16        .16

                                                    1992
                                   --------------------------------------
                                            Three Months Ended
                                   --------------------------------------
                                    Mar 31    Jun 30    Sep 30     Dec 31

Sales. . . . . . . . . . . . . .   $199,920  $203,852  $218,286   $197,413
Income from operations. . . . . .    22,863    27,345    41,340     20,821
Income before extraordinary
  items and preferred stock
  dividend. . . . . . . . . . . .     9,748    15,049    23,308     10,196
Net income. . . . . . . . . . . .     9,748    12,029    23,308     10,196
Net income available for
  common stock  . . . . . . . . .     7,229     8,604    19,819      7,019
Earnings per share of common
  stock, primary. . . . . . . . .       .24       .26       .58        .21
Earnings per share of common
  stock, fully diluted. . . . . .       .22       .26       .50        .21


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Magma Copper Company:



    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Magma Copper Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 27, 1994. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                   ARTHUR ANDERSEN & CO.









Tucson, Arizona,
  January 27, 1994.


                                                                      SCHEDULE I
                              MAGMA COPPER COMPANY

                   Marketable Securities - Other Investments
                           December 31, 1993 and 1992
            Name of
           Investor                                                Amount on
          and Title                                    Market        Balance
           of Issue       Principal       Cost          Value         Sheet
         ----------     ------------  ------------  ------------  ------------

12/31/93 Municipal
          Bonds         $ 61,620,918  $ 64,148,403  $ 64,186,169  $ 63,480,576

         United
          States
          Treasury
          Notes           45,000,000    44,290,872    44,561,700    44,290,872

         Corporate
          Bonds            1,119,936     1,118,176     1,124,055     1,118,639
                         -----------   -----------   -----------   -----------

         Total          $107,740,854  $109,557,451  $109,871,924  $108,890,087
                         ===========   ===========   ===========   ===========

12/31/92 Municipal
          Bonds         $ 22,395,000  $ 24,071,175  $ 24,075,293  $ 24,071,175

         United
          States
          Treasury
          Notes           62,250,000    64,257,553    64,710,644    64,257,553

         Commercial
          Paper           32,882,457    32,777,741    32,791,087    32,777,741
                         -----------   -----------   -----------   -----------

         Total          $117,527,457  $121,106,469  $121,577,024  $121,106,469
                         ===========   ===========   ===========   ===========

                              MAGMA COPPER COMPANY                   SCHEDULE IV

              Indebtedness of and to Related Parties-Not Current

              For the years ended December 31, 1993, 1992 and 1991
                                 (in thousands)


                                                                  Balance
                         Balance                                     at
                           at                                        End
                         Name of       Beginning  Addi-   Deduc-     of
                         Party (1)      of Year   tions   tions      Year
                      --------------   ---------  ------  -----     ------

For the year ended:

  December 31, 1993   Warburg, Pincus   $5,490    $  197  $(5,687)  $   --

  December 31, 1992   Warburg, Pincus    4,662       828       --    5,490

  December 31, 1991   Warburg, Pincus    2,740     1,922       --    4,662



______________

(1) Warburg, Pincus Capital Company, L.P. held non-interest-bearing notes in the amount of $6,545,000, $6,545,000 and $6,409,000 for
    1993, 1992 and 1991, respectively. These Notes were recorded on the Company's books at a present value of $6,321,000, $5,490,000 and $4,662,000 for the years ended 1993, 1992 and 1991, respectively.

    These notes are due in May, 1994 and accordingly are reflected in the current portion of long-term debt for the year ended December
    31, 1993.

                                                                     SCHEDULE V
                             MAGMA COPPER COMPANY

                     Property, Plant and Mine Development

             For the years ended December 31, 1993, 1992 and 1991
                                (in thousands)
                                                     Restruc-
                                                     turing
                                   Addi-            and Quasi-
                      Balance      tions     Sales   Reorgani-   Balance
                        at        at Cost     and     zation       at
                     Beginning      and     Retire-   Adjust-     End of
                      of Year    Expenses    ments    ments        Year
                     ---------   --------   -------- ---------    ------
Year ended
  December 31, 1993:
  Mining claims
    and land        $   54,473   $    --   $     --  $      --    $ 54,473
  Equipment and
    buildings          733,823    131,185    (3,162)        --     861,846
  Mine development
    costs               50,526     16,802        --         --      67,328
                     ---------    -------   -------   --------     -------
                    $  838,822   $147,987  $ (3,162) $      --    $983,647
                     =========    =======   =======   ========     =======


Year ended
  December 31, 1992:
  Mining claims
    and land        $   41,569   $ 12,904  $     --  $      --    $ 54,473
  Equipment and
    buildings          698,730     36,937    (1,844)        --     733,823
  Mine development
    costs               25,885     24,641        --         --      50,526
                     ---------    -------   -------   --------     -------
                    $  766,184   $ 74,482  $ (1,844) $      --    $838,822
                     =========    =======   =======   ========     =======

Year ended
  December 31, 1991:
  Mining claims
    and land        $   45,118   $ 27,421  $     --  $ (30,970)   $ 41,569
  Equipment and
    buildings          736,055     41,109    (4,544)   (73,890)    698,730
  Mine development
   costs               322,934      8,642        --   (305,691)     25,885
                     ---------    -------   -------   --------     -------
                    $1,104,107   $ 77,172  $ (4,544) $(410,551)   $766,184
                     =========    =======   =======   ========     =======

                                                                    SCHEDULE VI
                              MAGMA COPPER COMPANY

              Accumulated Depreciation, Depletion and Amortization
                    of Property, Plant and Mine Development

              For the years ended December 31, 1993, 1992 and 1991
                                 (in thousands)
                                              Additions
                                Balance at   Charged to
                                 Beginning    Cost and     Sales and
                                  of Year     Expenses    Retirements
                                ----------   ----------   -----------
  Year ended December 31, 1993:
    Mining claims and land      $    860      $   277      $    --
    Equipment and buildings       51,478       58,237       (2,829)
    Mine development costs         2,863        6,400           --
                                 -------       ------        -----
                                $ 55,201      $64,914(1)   $(2,829)
                                 =======       ======        =====

  Year ended December 31, 1992:
    Mining claims and land      $     --      $   860      $    --
    Equipment and buildings           --       51,663         (185)
    Mine development costs            --        2,863           --
                                 -------       ------       ------
                                $     --      $55,386(1)   $  (185)
                                 =======      =======       ======



  Year ended December 31, 1991:
    Mining claims and land      $  3,349      $   853      $    --
    Equipment and buildings      248,902       35,109       (3,069)
    Mine development costs       138,831        8,379           --
                                 -------       ------       ------
                                $391,082      $44,341(1)   $(3,069)
                                 =======       ======       ======
_________


    (1) Approximately $4,570,000, $5,007,000 and $4,260,000 of
        production-related depreciation, depletion and amortization charges were not charged to expense, but were properly capitalized in inventory at December 31, 1993, 1992 and 1991, respectively.

                                                          SCHEDULE VI (cont'd)
                             MAGMA COPPER COMPANY

            Accumulated Depreciation, Depletion and Amortization
                   of Property, Plant and Mine Development

             For the years ended December 31, 1993, 1992 and 1991
                               (in thousands)
                                  Restructuring
                                   and Quasi-     Balance at
                                 Reorganization     End of
                                   Adjustments       Year
                                 --------------   ----------


  Year ended December 31, 1993:
    Mining claims and land         $      --      $  1,137
    Equipment and buildings               --       106,886
   Mine development costs                 --         9,263
                                    --------       -------
                                   $      --      $117,286
                                    ========       =======



  Year ended December 31, 1992:
    Mining claims and land         $      --      $    860
    Equipment and buildings               --        51,478
    Mine development costs                --         2,863
                                    --------       -------
                                   $      --      $ 55,201
                                    ========       =======



  Year ended December 31, 1991:
    Mining claims and land         $  (4,202)     $     --
    Equipment and buildings         (280,942)           --
    Mine development costs          (147,210)           --
                                    --------       -------
                                   $(432,354)     $     --
                                    ========       =======

                                                                 SCHEDULE VIII

                             MAGMA COPPER COMPANY

                      Valuation and Qualifying Accounts

             For the years ended December 31, 1993, 1992 and 1991
                                 (in thousands)

                         Balance    Charged   Charged            Balance
                            at      to Cost     to                  at
                        Beginning     and      Other    Deduc-    End of
                        of Period   Expenses  Accounts  tions     Period
                        ---------   --------  -------- -------    ------

Year Ended Dec. 31, 1993:
  Reserves and allowances
    deducted from
    asset accounts:
      SFAS 109 valuation
       allowance           $6,917    $  --     $   --    $   --  $6,917


Year Ended Dec. 31, 1992:
  Reserves and allowances
    deducted from
    asset accounts:
      SFAS 109 valuation
       allowance           $6,917    $  --     $   --    $   --  $6,917


Year Ended Dec. 31, 1991:
  Reserves and allowances
    deducted from
    asset accounts:
      SFAS 109 valuation
       allowance           $   --    $6,917    $   --    $   --  $6,917

                                                                 SCHEDULE IX
                              MAGMA COPPER COMPANY
                             Short-term Borrowings

              For the years ended December 31, 1993, 1992 and 1991
                                 (in thousands)
                                                              Maximum
                                                               Amount
                                 Balance at     Weighted     Outstanding
    Category of Aggregate          End of        Average      During the
    Short-term Borrowings           Year      Interest Rate      Year
- -----------------------------     ---------   -------------   -----------
Year Ended December 31, 1993:
  Total short-term borrowings      $    --           --%      $    --
  Current installments of
    long-term debt                  12,395        11.54%       12,395
                                    ------        -----        ------
  Total short-term borrowings and
    current installments of
      long-term debt               $12,395        11.54%      $12,395
                                    ======        =====        ======

Year Ended December 31, 1992:
  Total short-term borrowings      $ 1,856          8.7%      $ 1,856
  Current installments of
    long-term debt                   1,000         9.75%       15,082
                                    ------        -----        ------
  Total short-term borrowings and
    current installments of
      long-term debt               $ 2,856         9.1%       $16,938
                                    ======        ====         ======

Year Ended December 31, 1991:
  Total short-term borrowings      $    --          --%       $    --
  Current installments of
    long-term debt                  14,082         4.7%        14,082
                                    ------        ----         ------
  Total short-term borrowings and
    current installments of
      long-term debt               $14,082         4.7%       $14,082
                                    ======        ====         ======
_____________

    (1) Average amount outstanding during the period is the sum of the amounts outstanding at each period (month end) divided by the total number of periods during the year.
    (2) Weighted average interest rate during the period is the total interest expense applicable to the amounts outstanding at each period (month end) divided by the average balance owing for those periods.
    (3) Installment of long-term debt did not become classified as current until December 31, 1991.

                                                          SCHEDULE IX (cont'd)

                             MAGMA COPPER COMPANY
                             Short-term Borrowings

             For the years ended December 31, 1993, 1992 and 1991
                                (in thousands)
                                        Average           Weighted
                                         Amount            Average
                                       Outstanding      Interest Rate
    Category of Aggregate              During the        During the
    Short-term Borrowings              Period (1)         Year (2)
- -----------------------------          ----------       -------------

Year Ended December 31, 1993:
  Total short-term borrowings            $    --             --%
  Current installments of
    long-term debt                         8,469           10.8%
                                          ------           ----
  Total short-term borrowings and
    current installments of
      long-term debt                     $ 8,469           10.8%
                                          ======           ====

Year Ended December 31, 1992:
  Total short-term borrowings            $   155            8.7%
  Current installments of
    long-term debt                        14,498            4.3%
                                          ------           ----
  Total short-term borrowings and
    current installments of
      long-term debt                     $14,653            4.3%
                                          ======           ====

Year Ended December 31, 1991:
  Total short-term borrowings            $    --             --%
  Current installments of
    long-term debt                         1,173             --%(3)
                                          ------           ----
    Total short-term borrowings and
    current installments of
      long-term debt                     $ 1,173             --%(3)
                                          ======           ====
_____________

    (1) Average amount outstanding during the period is the sum of the amounts outstanding at each period (month end) divided by the total number of periods during the year.

    (2) Weighted average interest rate during the period is the total interest expense applicable to the amounts outstanding at each period (month end) divided by the average balance owing for those periods.

    (3) Installment of long-term debt did not become classified as current until December 31, 1991.

                                                                   SCHEDULE X

                             MAGMA COPPER COMPANY

                  Supplementary Income Statement Information

             For the years ended December 31, 1993, 1992 and 1991
                                (In thousands)
                                         1993       1992        1991
                                       --------   --------    --------
Maintenance and repairs                $121,838   $113,558    $135,203
                                        =======    =======    =======

Depreciation and depletion             $ 58,962   $ 51,776    $ 35,172
Amortization of assets:
  Deferred mine development               6,388      2,863       8,379
  Debt issuance costs                       363        252       3,490
                                        -------    -------     -------
                                       $ 65,713   $ 54,891   $  47,041
                                        =======    =======     =======

Taxes, other than payroll
  and income taxes:
    Property                           $ 13,579   $ 11,922    $ 11,896
    Sales and use                         6,439      6,626       5,663
    Other                                 5,566      7,348       7,885
                                        -------    -------     -------
                                       $ 25,584   $ 25,896    $ 25,444
                                        =======    =======     =======

Royalties paid                         $    597   $    513    $    983
                                        =======    =======     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



    None.

                                   PART III

    Additional information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's definitive proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided, however, that the "Compensation Committee Report on Executive Compensation" and the "Stock Performance Graph" contained in the Proxy Statement are not incorporated by reference herein.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K

(a)  1.    Consolidated Financial Statements: Index on page 42 of this
           Report.

     2. Consolidated Financial Statement Schedules: Index on page 42 of this Report.

     3. Exhibits. The exhibits as indexed on pages 83 through 91 of this Report are included as a part of this Form 10-K.

(b)   Reports on Form 8-K:

    The following reports on Form 8-K were filed by the registrant during the three months ended December 31, 1993:

    The Company filed a report on Form 8-K, dated November 17, 1993, to announce a proposed public offering of up to $100 million principal amount of Cumulative Convertible Preferred Stock, Series E, par value $.01 per share. The Company also announced that it had established a hedging program covering a portion of its 1994 production.

    The Company filed a report on Form 8-K, dated November 24,
    1993, to announce the conclusion of the sale of $100 million of Series E Preferred Stock.

Exhibit
Number Description

3.1 Restated Certificate of Incorporation      (Incorporated by reference;
    of Magma Copper Company, dated             previously filed as Exhibit
    February 21, 1991                          3.4 to the Registrant's
                                               annual report on Form 10-K
                                               for the fiscal year ended
                                               December 31, 1990.)

3.2 Certificate of Correction to Restated      (Incorporated by reference;
    Certificate of Incorporation of            previously filed as Exhibit
    Magma Copper Company dated                 3.2 to the Registrant's
    February 27, 1992                          annual report on Form 10-K
                                               for the fiscal year ended
                                               December 31, 1991.)

3.3 Certificate of Amendment to                (Incorporated by reference;
    Restated Certification of                  previously filed as Exhibit
    Incorporation of Magma Copper              3.3 to the Registrant's
    Company dated October 30, 1992             1992 Form 10-K.)


3.4 By-laws of Magma Copper Company            (Incorporated by reference;
    as amended to and including                previously filed as Exhibit
    July 22, 1992                              3.4 to the Registrant's
                                               1992 Form 10-K.)

4.0 Specimen Common Stock Certificate          (Incorporated by reference;
                                               previously filed as Exhibit
                                               4.0 to the Registrant's
                                               1992 Form 10-K.)

4.1 Specimen Warrant Certificate               (Incorporated by reference;
                                               previously filed as Exhibit
                                               4.1 to the Registrant's
                                               1988 Warrants Registration
                                               Statement.)

4.2 Form of Warrant Agreement, dated           (Incorporated by reference;
    as of December 15, 1988, between           previously filed as Exhibit
    the Company and Manufacturers              4.2 to the Registrant's
    Hanover Trust Company, as warrant          1988 Warrants Registration
    agent                                      Statement.)

4.3 Form of Note Indenture for 12%             (Incorporated by reference;
    Senior Subordinated Notes due              previously filed as Exhibit
    2001, dated December 15, 1991              4 to the Registrant's
                                               Current Report on Form 8-K
                                               dated January 9, 1992.)

Exhibit
Number Description


4.4 Specimen of 12% Note                       (Incorporated by reference;
                                               previously filed as Article
                                               Two of Exhibit 4 to the
                                               Registrant's Current Report
                                               on Form 8-K dated January
                                               9, 1992.)

4.5 Form of 11.5% Note Indenture for           (Incorporated by reference;
    11.5% Senior Subordinated Notes            previously filed as Exhibit
    due 2002, dated January 15, 1992           28B to the Registrant's
                                               Current Report on Form 8-K
                                               dated January 17, 1992.)

4.6 Specimen of 11.5% Note                     (Incorporated by reference;
                                               previously filed as Article
                                               Two of Exhibit 28B to the
                                               Registrant's Current Report
                                               on Form 8-K dated January
                                               17, 1992.)

4.7 Certificate of Designation of              (Incorporated by reference;
    Series B Preferred Stock                   previously filed as Exhibit
                                               3.6 to the Registrant's
                                               Registration Statement on
                                               Form S-1, File No. 33-24960
                                               (the "Copper Notes
                                               Registration Statement").)

4.8 Amendment to Certificate of                (Incorporated by reference;
    Designation of Series B                    previously filed as Exhibit
    Preferred Stock                            3.6 to the Registrant's
                                               Statement on Form S-1, File
                                               No. 33-26294 (the "1988
                                               Warrants Registration
                                               Statement").)

4.9 Certificate of Decrease in                 (Incorporated by reference;
    the Number of Authorized Shares            previously filed as Exhibit
    of Series B Preferred Stock                3.7 to the Registrant's
                                               1992 Form 10-K.)

4.10   Certificate of Designations of          (Incorporated by reference;
       Series D Preferred Stock                previously filed as Exhibit
                                               4.0 to the Registrant's
                                               Current Report on Form 8-K
                                               dated July 12, 1993.)

Exhibit
Number Description

4.11   Specimen Series D Preferred             (Incorporated by reference;
       Stock Certificate                       previously filed as Exhibit
                                               4.0 to the Registrant's
                                               Form 8-A dated July 8,
                                               1993.)

4.12   Certificate of Designations of          (Incorporated by reference;
       Series E Preferred Stock                previously filed as Exhibit
                                               4.1 to the Registrant's
                                               Form 8-A dated November 17,
                                               1993.)

4.13   Specimen Series E Preferred Stock       (Incorporated by reference;
       Certificate                             previously filed as Exhibit
                                               4.0 to the Registrant's
                                               Form 8-A dated November 17,
                                               1993.)

10.0   Performance Rights Agreement,           (Incorporated by reference;
       dated August 10, 1988, Between          previously filed as Exhibit
       Donald J. Donahue and Magma             10.34 to the Registrant's
       Copper Company                          Copper Notes Registration
                                               Statement.)

10.1   Tax-Matters Agreement, dated            (Incorporated by reference;
       as of March 6, 1987 between             previously filed as 10I to
       Newmont Mining Corporation and          the Registrant's
       Magma Copper Company                    Form 10.)

10.2   Tax Sharing Agreement between           (Incorporated by reference;
       Newmont Mining Corporation and          previously filed as Exhibit
       Magma Copper Company                    10.15 to the Registrant's
                                               1987 Form 10-K.)

10.3   Memorandum Agreement, dated             (Incorporated by reference,
       July 1, 1989, between Magma             previously filed as Exhibit
       Copper Company and the unions           40.0 to the Registrant's
       comprising the Magma Unity Council      1989 Form 10-K.)

10.4   Memorandum Agreement, dated             (Incorporated by reference,
       November 1, 1991, between Magma         previously filed as Exhibit
       Copper Company and the union            10.41 to the Registrant's
       comprising the Magma Unity              1991 Form 10-K.)
       Counsel

10.5   Reimbursement Agreement, dated          (Incorporated by reference;
       as of December 1, 1984 between          previously filed as Exhibit
       Magma Copper Company and National       10O to the Registrant's
       Westminister Bank PLC, New York         Form 10.)
       Branch (Series 1984A Bonds)


Exhibit
Number Description

10.6   Loan Agreement, dated as of             (Incorporated by reference;
       December 1, 1984, between The           previously filed as Exhibit
       Industrial Development Authority        10K to the Registrant's
       of the County of Pinal and Magma        Form 10.)
       Copper Company Series 1984A Bonds)

10.7   Reimbursement Agreement, dated          (Incorporated by reference;
       as of December 1, 1984, between         previously filed as Exhibit
       Magma Copper Company and National       10L to the Registrant's
       Westminster Bank PLC, New York          Form 10.)
       Branch (Series 1984 Bonds)

10.8   Loan Agreement, dated as of             (Incorporated by reference;
       December 1, 1984, between The           previously filed as Exhibit
       Industrial Development Authority        10M to the Registrant's
       of the County of Pinal and Magma        Form 10.)
       Copper Company (Series 1984 Bonds)

10.9   Letter Agreement amending the           (Incorporated by reference;
       Reimbursement Agreement and             previously filed as Exhibit
       Guaranty, among the Company,            10.12 to the Registrant's
       Newmont and National Westminster        1988 Warrants Registration
       Bank PLC, dated November 30, 1988       Statement.)

10.10  Loan Agreement dated as of              (Incorporated by reference;
       December 1, 1992, between the           previously filed as Exhibit
       Industrial Development Authority        10.11 to the Registrant's
       of the County of Pinal and Magma        1992 Form 10-K.)
       Copper Company (Series 1992 Bonds)

10.11  Reimbursement Agreement, dated          (Incorporated by reference;
       as of December 1, 1992, between         previously filed as Exhibit
       Magma Copper Company and Banque         10.12 to the Registrant's
       Nationale de Paris                      1992 Form 10-K.)

10.12  Trust Agreement, dated as of            (Incorporated by reference;
       March 10, 1987, among Newmont           previously filed as Exhibit
       Mining Corporation, First               10.23 to the Registrant's
       Interstate Bank of Arizona and          1987 Form 10-K.)
       Magma Copper Company

10.13  Amendment to Trust Agreement,           (Incorporated by reference;
       dated December 27, 1988, between        previously filed as Exhibit
       Newmont Mining Corporation,             27.0 to the Registrant's
       Magma Copper Company and First          1988 Form 10-K.)
       Interstate Bank of Arizona, N.A.

10.14  User License, dated as of               (Incorporated by reference;
       August 28, 1984, between                previously filed as Exhibit
       Southwire Company and Magma             10.26 to the Registrant's
       Copper Company                          1987 Form 10-K.)


Exhibit
Number Description

10.15  License Agreement, dated as of          (Incorporated by reference;
       October 28, 1986, between               previously filed as Exhibit
       Outokumpu Oy and Magma Copper           10.27 to the Registrant's
       Company                                 1987 Form 10-K.)

10.16  License Agreement, dated as of          (Incorporated by reference;
       February 1, 1986, between Phelps        previously filed as Exhibit
       Dodge Refining Corporation and          10.28 to the Registrant's
       Magma Copper Company                    1987 Form 10-K.)

10.17  License Agreement, dated as of          (Incorporated by reference;
       April 10, 1985, between MIM             previously filed as Exhibit
       Technology Marketing Limited            10.30 to the Registrant's
       and Magma Copper Company                1987 Form 10-K.)

10.18  Purchase Agreement, dated               (Incorporated by reference;
       November 20, 1988, between              previously filed as Exhibit
       Magma Copper Company and                10.50 to the Registrant's
       Warburg, Pincus Capital Company,        Copper Notes Registration
       L.P.                                    Statement.)

10.19  Amendment to Purchase Agreement,        (Incorporated by reference;
       dated November 30, 1988, between        previously filed as Exhibit
       Magma Copper Company and Warburg,       10.27 to the Registrant's
       Pincus Capital Company, L.P.            1988 Warrants Registration
                                               Statement.)

10.20  Registration Rights Agreement,          (Incorporated by reference;
       dated November 30, 1988, between        previously filed as Exhibit
       Magma Copper Company and Warburg,       10.29 to the Registrant's
       Pincus Capital Company, L.P.            1988 Warrants Registration
                                               Statement.)

10.21  Revolving Credit Facility               (Incorporated by reference;
       Agreement dated May 5, 1993             previously filed as Exhibit
       among Magma Copper Company              10.1 to the Registrant's
       and Chemical Bank, National             Registration Statement on
       Westminster Bank PLC, and               Form S-3 File No.
       other lenders                           33-64030.)

10.22  1987 Stock Option and Stock             (Incorporated by reference;
       Award Plan                              previously filed as Exhibit
                                               10B to the Registrant's
                                               Form 10.)

10.23  Amendments to 1987 Stock                (Incorporated by reference;
       Option and Stock Award Plan             previously filed as Exhibit
                                               28.1 to the Registrant's
                                               Quarterly Report on Form
                                               10-Q dated June 30, 1992.)

Exhibit
Number Description

10.24  1989 Stock Option and Stock             (Incorporated by reference;
       Award Plan                              previously filed as Exhibit
                                               35.0 to the Registrant's
                                               annual report on Form 10-K
                                               for the fiscal year ended
                                               December 31, 1989 (the
                                               "1989 Form 10-K.")

10.25  Amendments to 1989 Stock                (Incorporated by reference;
       Option and Stock Award                  previously filed as Exhibit
       Plan                                    28.2 to the Registrant's
                                               Quarterly Report on Form
                                               10-Q dated June 30, 1992.)

10.26  1989 Stock Option Plan for              (Incorporated by reference;
       Non-employee Directors                  previously filed as Exhibit
                                               10.27 to the Registrant's
                                               1991 Form 10-K.)

10.27  Amendment to 1989 Stock Option          (Incorporated by reference;
       Plan for Non-Employee Directors         previously filed as Exhibit
                                               28 to the Registrant's
                                               Quarterly Report on Form
                                               10-Q dated September 30,
                                               1991.)

10.28  Excess Benefit Plan                     (Incorporated by reference;
                                               previously filed as Exhibit
                                               10.28 to the Registrant's
                                               1991 Form 10-K.)

10.29  Executive Supplemental Benefit          (Incorporated by reference;
       Plan                                    previously filed as Exhibit
                                               10.29 to the Registrant's
                                               1991 Form 10-K.)

10.30  Special Executive Supplemental          (Incorporated by reference;
       Benefit Plan                            previously filed as Exhibit
                                               10.30 to the Registrant's
                                               1991 Form 10-K.)

10.31  Special Executive Deferred              (Incorporated by reference;
       Compensation Plan                       previously filed as Exhibit
                                               10.31 to the Registrant's
                                               1991 Form 10-K.)

10.32  First Amendment to Special              (Incorporated by reference;
       Executive Deferred Compensation         previously filed as Exhibit
       Plan                                    10.33 to the Registrant's
                                               1992 Form 10-K.)

10.33  Second Amendment to Special             (Incorporated by reference;
       Executive Deferred Compensation         previously filed as Exhibit
       Plan                                    10.34 to the Registrant's
                                               1992 Form 10-K.)

10.34  1992 Restricted Stock Plan for          (Incorporated by reference;
       Non-Employee Directors                  previously filed as Exhibit
                                               28.3 to the Registrant's
                                               Quarterly Report on Form
                                               10-Q dated June 30, 1992.)

Exhibit
Number Description

10.35  Amendment to 1987 Stock Plan            (Incorporated by reference;
       for Non-Employee Directors              previously filed as Exhibit
                                               10.36 to the Registrant's
                                               1992 Form 10-K.)

10.36  1993 Revised Incentive Compensation     Filed herewith.
       Plan Guidelines

10.37  Chief Executive Officer                 (Incorporated by reference;
       Supplemental Retirement Plan            previously filed as Exhibit
                                               10.38 to the Registrant's
                                               1992 Form 10-K.)

10.38  Employment Agreement - (Generic         Filed herewith.
       Copy)

10.39  Third Amendment to Employment           Filed herewith.
       Agreement between J. B. Winter
       and Magma Copper Company

10.40  Retention and Severance Benefit         Filed herewith.
       Agreement between Magma Copper
       Company and J. B. Winter

10.41  Revised 1993 Long-Term Incentive        Filed herewith.
       Plan guidelines

10.42  1993 Stock Option and Stock             (Incorporated by reference;
       Award Plan                              previously filed as Exhibit
                                               4 to the Registrant's
                                               Form S-8 Registration
                                               Statement, File No.
                                               33-64766.)

10.43  First amendment to the Magma            Filed herewith.
       Copper Company Executive
       Supplemental Benefit Plan

10.44  Second amendment to the Magma           Filed herewith.
       Copper Company Executive
       Supplemental Benefit Plan

10.45  First Amendment to the Magma            Filed herewith.
       Copper Company Special
       Executive Supplemental Benefit
       Plan

10.46  Second Amendment to the Magma           Filed herewith.
       Copper Company Special
       Executive Supplemental
       Benefit Plan

11.0   Statement re: computation of            Filed herewith.
       per share earnings

21.0   Subsidiaries of Magma Copper            Filed herewith.
       Company

23.0   Consent of independent public           Filed herewith.
       accountant

99.0   Statement re: indemnification           (Incorporated by reference;
       of directors, officers and              previously filed as Exhibit
       controlling persons                     28.0 to the Registrant's
                                               1990 Form 10-K.)



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGMA COPPER COMPANY

                                        By:/s/ Donald J. Donahue
                                           (Donald J. Donahue)
                                            Chairman of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                      Title                    Date

                                 Chairman of the Board
 /s/ Donald J. Donahue               and Director            March 10, 1994
     (Donald J. Donahue)

                              President, Chief Executive
                                   Officer, Director
/s/ J. Burgess Winter        (Principal Executive Officer)   March 10, 1994
     (J. Burgess Winter)

                                  Vice President and
/s/ Douglas J. Purdom           Chief Financial Officer      March 10, 1994
     (Douglas J. Purdom)       (Principal Financial and
                                  Accounting Officer)

/s/ Christopher W. Brody               Director              March 10, 1994
   (Christopher W. Brody)

/s/ Judd R. Cool                       Director              March 10, 1994
       (Judd R. Cool)

/s/ John W. Goth                       Director              March 10, 1994
       (John W. Goth)

/s/ John R. Kennedy                    Director              March 10, 1994
      (John R. Kennedy)

/s/ Thomas W. Rollins                  Director              March 10, 1994
     (Thomas W. Rollins)

/s/ Henry B. Sargent                   Director              March 10, 1994
     (Henry B. Sargent)

/s/ Simon D. Strauss                   Director              March 10, 1994
     (Simon D. Strauss)

/s/ H. Wilson Sundt                    Director              March 10, 1994
      (H. Wilson Sundt)

/s/ John L. Vogelstein                 Director              March 10, 1994
    (John L. Vogelstein)