Form 10-Q
period 1994-03-31
MAGMA COPPER CO
filed 1994-05-06
CIK 61425

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                            or

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from    ______________    to    _____________


                      Commission file number 1-10122


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


                                  (602) 575-5600
              (Registrant's telephone number, including area code)




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X           No
                          ______           ______


Number of shares of common stock outstanding
  at March 31, 1994:                                            45,742,906

                              MAGMA COPPER COMPANY

                                   Form 10-Q
                      For the Quarter Ended March 31, 1994
                                     INDEX
                                                                  Page
                                                                  Number


Part I     -   Financial Information

Item 1     -   Financial Statements

           Introduction to the Financial Statements                   1

           Consolidated Balance Sheets -
           March 31, 1994 and December 31, 1993                       2

           Consolidated Statements of Operations-
           Three months ended March 31, 1994 and 1993                 3

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1994 and 1993                 4

           Notes to Consolidated Financial Statements                 5

           Report of Independent Public Accountants                   8

Item 2     -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              9

Part II    -   Other Information

Item 6     -   Exhibits and Reports on Form 8-K                      12


               Signature                                             14

PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



     The financial statements for the three months ended March 31, 1994 and 1993 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1994, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Form 10-K, for the year ended December 31, 1993.

     The financial statements included herein have been subjected to a review, in accordance with the standards established by the American Institute of Certified Public Accountants, by Arthur Andersen & Co., the registrant's independent public accountants.

                             MAGMA COPPER COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
																																															March 31,    December 31,
																																												      1994          1993
																																														----------    ------------
Assets

    Current Assets:
      Cash                                    $  119,741    $  230,414
      Marketable securities                      206,252       108,890
      Accounts receivable                         44,820        51,090
      Inventories:
        Metals                                    66,345        53,676
        Materials and supplies                    24,724        25,045
      Prepaid expenses                             7,937        10,883
                                               ---------     ---------
      Total current assets                       469,819       479,998
                                               ---------     ---------
      Net Property, Plant and Mine
      Development                                882,622       866,361
                                               ---------     ---------
    Other                                          8,179         4,428
                                               ---------     ---------
        Total Assets                          $1,360,620    $1,350,787
                                               =========     =========
Liabilities and Stockholders' Equity

    Current Liabilities:
      Accounts payable                        $   17,964    $   17,952
      Accrued liabilities                         93,784        89,208
      Current portion of long-term debt           12,222        12,395
      Income taxes payable                         2,594            --
                                               ---------     ---------
      Total current liabilities                  126,564       119,555
                                               ---------     ---------

    Accrued Pension, Retirement and
      Other Liabilities                           62,926        62,208
    Deferred Income Taxes                         96,557        96,592
    Long-Term Debt                               390,145       392,260

    Stockholders' Equity:
      Series D preferred stock                        20            20
      Series E preferred stock                        20            20
      Common stock                                   457           457
      Capital in excess of par value             620,327       620,282
      Retained earnings                           66,766        62,059
      Unearned stock grant compensation           (2,216)       (2,666)
      Unrealized loss on marketable
        securities                                  (946)           --
                                               ---------     ---------
      Total stockholders' equity                 684,428       680,172
                                               ---------     ---------
        Total Liabilities and
          Stockholders' Equity                $1,360,620    $1,350,787
                                               =========     =========
             The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                 Three Months Ended
                                            --------------------------
                                            March 31,        March 31,
                                               1994            1993
                                            ---------        ---------
Sales                                       $175,532         $194,605
Cost of sales:
  Cost of products sold                     (140,224)        (167,332)
  Depreciation, depletion and
    amortization                             (15,143)         (14,850)
Selling, general and administrative           (5,148)          (5,023)
Exploration, research and development         (3,238)          (1,041)
                                             -------          -------
Income from operations                        11,779            6,359
Other income (expense):
  Interest expense                            (5,966)          (9,697)
  Interest income                              3,620            2,558
  Other                                          994            1,153
                                             -------          -------
Income before income taxes and
  cumulative effect of accounting
  change                                      10,427              373
Income tax provision                          (2,816)             (97)
                                             -------          -------
Income before cumulative effect of
  accounting change                            7,611              276
Cumulative effect of accounting change,
  net of tax                                      --             (888)
                                             -------          -------
Net income (loss)                           $  7,611         $   (612)
                                             =======          =======
Preferred stock dividends                     (2,906)              --
                                             -------          -------
Net income available for common stock       $  4,705         $   (612)
                                             =======          =======
Earnings per share of common
  stock, primary:
  Income before cumulative effect
    of accounting change                    $    .16         $    .01
  Cumulative effect of accounting
    change, net of tax                            --             (.02)
                                             -------          -------
Net income (loss)                           $    .16         $   (.01)
                                             =======          =======
Preferred stock dividends                       (.06)              --
                                             -------          -------
Earnings (loss) per share of
  common stock                              $    .10         $   (.01)
                                             =======          =======
Average common shares outstanding,
  primary                                     49,033           49,073

Earnings (loss) per share of common
  stock, fully diluted:
  Income before cumulative effect
    of accounting change                    $    .10*        $    .01
  Cumulative effect of accounting
    change, net of tax                            --             (.02)
                                             -------          -------
  Net income (loss)                         $    .10*        $   (.01)
                                             =======          =======
  Average common shares outstanding,
    fully diluted                             63,118           49,073

* The Company's convertible preferred stock is not included in the calculation as its effects are antidilutive.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MAGMA COPPER COMPANY
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                     Three Months Ended
                                                   -----------------------
                                                   March 31,     March 31,
                                                     1994          1993
                                                   --------      --------
Net income                                        $  7,611      $   (612)
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, depletion and amortization        15,143        14,850
    Gain on sale of assets                            (185)         (650)
    Other                                              555           381
                                                   -------       -------
                                                    23,124        13,969
                                                   -------       -------
    Change in certain assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                            6,270       (16,864)
      Inventories                                   (9,383)         (551)
      Prepaid expenses                               2,946         2,432
    Increase (decrease) in:
      Accounts payable and accrued expenses          4,588        (1,166)
      Income taxes payable                           2,594        (4,900)
      Accrued pension, retirement and other
      liabilities                                      718         2,276
      Deferred income taxes                            (35)       (2,108)
                                                   -------       -------
    Net change in certain assets and liabilities     7,698       (20,881)
                                                   -------       -------
Net cash provided (used) by operating activities    30,822        (6,912)
                                                   -------       -------
Cash flows from investing activities:
  Capital expenditures                             (34,438)      (19,528)
  (Purchase) sale of marketable securities         (98,308)       35,468
  Proceeds from sale of assets                         254         1,115
  Other                                             (3,746)         (601)
                                                   -------       -------
Net cash provided (used) by investing activities  (136,238)       16,454
                                                   -------       -------
Cash flows from financing activities:
  Long-term debt repayment                          (1,000)       (1,000)
  Long-term lease financing                         (1,288)         (585)
  Debt issuance costs                                 (108)         (129)
  Issuance of common stock under stock plans           128           239
  Issuance of preferred stock                          (83)           --
  Preferred stock dividend                          (2,906)           --
                                                   -------       -------
Net cash used by financing activities               (5,257)       (1,475)
                                                   -------       -------
Net increase (decrease) in cash                   (110,673)        8,067
Cash at the beginning of the period                230,414       121,057
                                                   -------       -------
Cash at the end of the period                     $119,741      $129,124
                                                   =======       =======
Marketable securities                              206,252        85,638
                                                   -------       -------
Total cash and marketable securities              $325,993      $214,762
                                                   =======       =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for -
    Interest                                      $  8,598      $  8,068
    Income taxes, net                                   --         6,500
Supplemental schedule of non-cash
  investing and financing activities:
  Purchase of property financed by note
    payable and leases                                  --         3,532

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                              MAGMA COPPER COMPANY

                   Notes to Consolidated Financial Statements


Note 1 -- Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Magma Copper Company and its wholly-owned subsidiaries ("Magma" or the "Company"). All material intercompany activity has been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation in the accompanying consolidated financial statements.

Note 2 -- Inventories

     The components of inventories are as follows (in thousands):

                                         March 31,      December 31,
                                           1994             1993
                                         ---------      ------------
    Metals in process, net               $ 49,362         $ 37,454
    Finished goods                         16,983           16,222
                                          -------          -------
    Metals                                 66,345           53,676
    Materials and supplies, net            24,724           25,045
                                          -------          -------
                                         $ 91,069         $ 78,721
                                          =======          =======

Note 3 -- Income Taxes

    SFAS 109, "Accounting for Income Taxes", requires use of the liability method for providing deferred income taxes, which generally records deferred taxes for transactions reported in different years for financial reporting and tax purposes.

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

    The Company has recorded a provision for income taxes of $2,816,000 in the first three months of 1994. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to the net income before taxes, as follows:


                                  For the three months ended
                                        March 31, 1994
                                 ---------------------------
                                    Dollars       Tax Rate
                                 (In millions)  (percentage)
                                  ------------  -----------
    Income tax provision
      at federal
      statutory rate                 $(3,649)        (35)%

    Percentage depletion               1,208          12

    State tax                           (375)         (4)
                                      ------         ---
      Total provision                $(2,816)        (27)%
                                      ======         ===

Note 4 -- Commitments and Contingencies

    The Company is from time to time involved in various legal proceedings of a character normally incident to its business, including various claims and pending actions against the Company seeking damages in large amounts or clarifications of legal rights. Although there can be no assurance in this regard, the Company does not believe that adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, would have a material adverse effect on the financial condition or results of operations of the Company.

Note 5 -- Capitalized Interest

    During the first three months of 1994 and 1993, $4,755,000 and $774,000, respectively of interest cost was capitalized on certain long-term projects. The total amount of interest cost incurred was $10,721,000 and $10,471,000 for the first quarter of 1994 and 1993, respectively.

Note 6 -- Disclosure About Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash.    The carrying amount approximates fair value.

    Marketable Securities. In the first quarter of 1994 the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, certain of the Company's investments with an average maturity of less than 2 years have been classified as available-for-sale securities and are reported at their fair value, estimated based on quoted market prices for those or similar investments, of $206.3 million compared to an amortized cost basis of $207.2 million.

                                                   First
                                                   Quarter
                                                    1994
                                                (In Millions)
                                                 -----------

      Amortized cost basis                          $207.2
      Unrealized holding gain
        (net of tax)                                    .1
      Unrealized holding loss
        (net of tax)                                  (1.0)
                                                     -----
      Fair market value                             $206.3
                                                     =====

    During the first quarter of 1994 the Company received $93.9 million in proceeds from available-for-sale securities, including net realized gains, utilizing the specific identification method, of $0.7 million. The net unrealized holding loss for the period ended March 31, 1994 was $0.9 million.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. From time to time the Company enters into options and futures contract or fixed price forward sales agreements as a hedge against lower copper prices. The carrying amount of these contracts reflects the cost of the option premium which will be amortized ratably as the options expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at March 31, 1994.

    The estimated fair values of the Company's financial instruments as of March 31, 1994 are as follows (in thousands):

                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
    Cash                               $119,741        $119,741
    Marketable securities               206,252         206,252
    Long-term debt (includes
      current portion)                  402,367         444,430
    Copper price protection
      contracts                           8,633          (2,801)

    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Magma Copper Company:


    We have reviewed the accompanying condensed consolidated balance sheet of Magma Copper Company (a Delaware corporation) and subsidiaries as of March 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Magma Copper Company and subsidiaries as of December 31, 1993 (not presented herein), and in our report dated January 27, 1994, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                       Arthur Andersen and Co.



Tucson, Arizona,
    April 15, 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

    Net income for the three months ended March 31, 1994 was $7.6 million compared to a net loss of $.6 million for the same period in 1993. This increase is primarily due to the effects of extraordinary rains and flooding in Arizona during the first quarter of 1993. The rains and flooding reduced pounds of copper sold and increased production costs which reduced first quarter 1993 after-tax earnings by $13 million. The first quarter 1994 also benefited from reduced production cost. These improvement were partially offset by a 13 cent per pound decrease in copper price realized compared to the first quarter of 1993 and increased cost and lower custom smelting revenues due to a planned smelter shutdown related to the completion of the smelter expansion.

    Net cash provided from operating activities was $30.8 million during the first three months of 1994 compared to a negative $6.9 million for the same period in 1993. This increase is due to higher earnings, timing of estimated tax payments, and a decrease in accounts receivable partially offset by higher in-process inventories related to the smelter shutdown.

    Working capital at March 31, 1994 was approximately $343 million (including $326 million in cash and marketable securities) compared to $360 million (including $339 million in cash and marketable securities) at December 31, 1993.

    The Company's cash position and cash flow from operations were used to fund capital expenditures of approximately $34 million for the three months ended March 31, 1994 as compared to $20 million for the same period in 1993.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1994 As Compared with the Three Months Ended March 31, 1993

    Total sales decreased by 10% to $176 million in 1994 from $195 million in 1993. Sales of copper decreased in 1994 to $156 million, from $176 million in 1993 due to a $0.13 per pound decrease in realized price. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                              Three months ended
                                                    March 31,
                                                 (In millions)

                                                1994        1993
                                               ------      ------
    Pounds sold from:
      Magma sources                             139.6       128.7
      Purchased                                  40.7        49.7

        Total pounds of copper sold             180.3       178.4
                                                =====       =====

    Toll processing pounds (including
      tolled to anode)                           13.5         8.7
                                                =====       =====

    Cost of Products Sold:
      Magma sources                            $ 96.8      $110.4
      Purchased                                  33.1        43.9
      Tolling                                     2.9         2.2
      Other                                       7.4        10.8
                                                -----       -----
        Total cost of products sold            $140.2      $167.3
                                                =====       =====

    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                         $  .70      $  .87
        Credits (1)                              (.11)       (.10)
                                                -----       -----
        Net                                    $  .59      $  .77
                                                =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.


    Sales of other metal by-products, acid and treatment tolls earned increased approximately $1 million in 1994 from 1993 primarily due to improved acid revenue and more toll material processed.

    Cost of products sold decreased by 16% to $140 million in 1994 due primarily to improved production costs and the effects of the extraordinary rains and flooding in Arizona during the first quarter of 1993. Increased volume of Magma source copper sold offset the decrease in sales of copper purchased from third parties.

    Depreciation, depletion and amortization expense remained relatively constant at $15 million in 1994 from 1993.

    Selling, general and administrative expenses remained relatively constant at $5 million while exploration, research and development costs increased by $2 million reflecting increased exploration activity at domestic and foreign properties.

    The Company's provision for income taxes of nearly $3 million for 1994 and $.1 million for 1993 reflects higher income in the current period.

    At December 31, 1993, the company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits". The Company elected to adopt this statement early and to record the entire cumulative adjustment in the year of adoption. Under SFAS 112, $.9 million (after tax) was charged to first quarter 1993 earnings.

    Net income in 1994 was $7.6 million, or $.10 per share fully diluted, compared to a net loss of $.6 million, or $(.01) per share, in 1993. After dividends on preferred stock, $4.7 million in 1993 is available for common stockholders, or $.10 per common share, compared to a loss of $.6 million or $(.01) per common share in 1993.

CAPITAL RESOURCES AND LIQUIDITY

    Despite a 13 cent per pound decrease in the copper price realized, the Company's first quarter earnings before interest, taxes, depreciation and amortization ("EBITDA") were $28 million, as compared to $22 million in 1993 primarily the result of lower current production costs and the effects of the extraordinary rains in Arizona during the first quarter of 1993. Net cash provided by operating activities was approximately $31 million and capital expenditures were $34 million. Cash and marketable securities at March 31, 1993 were $326 million as compared to $215 million from a year ago.

    During the first quarter of 1994, the smelter expansion was completed on schedule and is currently operating at or better than projected production and cost levels. Additionally, the Company is continuing the development of the Lower Kalamazoo and the permitting of the Robinson Mining District. The Company anticipates that permitting could be achieved as early as September 1994 and production could begin in the first quarter of 1996. Total capital expenditures for all projects are estimated to approximate $134 million for the year 1994.

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

    During the first half of 1993 the Company's Pinto Valley and Superior Mining Divisions were adversely affected by significant rainfalls which caused flooding, water containment structural failures and operating difficulties, as well as technical violations of various permitting conditions and state surface water quality standards. The Company has tentatively agreed to enter into a consent decree with appropriate regulatory authorities to settle all claims relating to this matter. The consent decree is expected to be executed by the Company and its governmental counterparts during the second quarter of 1994. Under the proposed settlement, the Company would pay fines totalling $625,000, and contribute monies towards or perform several supplemental environmental projects costing approximately $200,000. In addition, the Company expects to spend $8 million in 1994 to upgrade and expand its tailings and water containment facilities at these divisions; these costs are being capitalized and will be amortized over the remaining mine life.

    In April, 1994 the Company filed a Form S-3 Registration Statement for up to $300 million in debt and/or equity securities which may be issued from time to time. The Company does not currently plan to issue securities.

 PART II - OTHER INFORMATION
- - ---------------------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

         Exhibit 11   -       Statement re computation of per share
                              earnings.

     (b) Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the three months ended March 31, 1994.

                             MAGMA COPPER COMPANY                EXHIBIT 11
                       Computation of Per Share Earnings
                   (In thousands, except per share amounts)

                                                        Three Months
                                                        ended March 31,
                                                    ----------------------
                                                      1994          1993
                                                    -------       -------
Primary
- - -------

Weighted average common
  shares outstanding                                 49,033        49,073
Earnings used in per common
  share computation:
  Net income (loss)                                 $ 7,611       $  (612)
  Preferred stock dividends                          (2,906)           --
                                                     ------        ------
  Net income (loss) available
    for common stock                                $ 4,705       $  (612)
                                                     ======        ======
 Earnings per share:
  Income before cumulative effect of
  accounting change and preferred stock
  dividends                                         $   .16       $   .01
  Cumulative effect of accounting change                 --          (.02)
                                                     ------        ------
   Net income (loss)                                $   .16       $  (.01)
                                                     ======        ======
  Preferred stock dividends                            (.06)           --
                                                     ------        ------
Earnings (loss) per share of
  common stock                                      $   .10       $  (.01)
                                                     ======        ======
Assuming full dilution
- - ----------------------

Weighted average common
  shares outstanding                                 63,118        49,073
Earnings used in per common
  share computation:
  Net income (loss)                                 $ 7,611       $  (612)
Earnings per share:
  Net income (loss)                                 $   .10       $  (.01)

Computation of weighted average
  shares outstanding-fully diluted
- - ----------------------------------

Primary weighted average
  shares outstanding                                 49,033        49,073

Assuming full dilution:
  Conversion of Series D Preferred
    Stock (2 million shares at 3.448
    conversion rate)                                  6,896            --
  Conversion of Series E Preferred
    Stock (2 million shares at 3.5945
    conversion rate)                                  7,189            --
                                                     ------        ------
Fully diluted weighted
  average shares outstanding                         63,118        49,073
                                                     ======        ======

                             Signature
                             ---------


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAGMA COPPER COMPANY





 Date:  May 5, 1994
                                   By:   /s/   Douglas J. Purdom
                                       --------------------------
                                            Douglas J. Purdom
                                           Vice President and
                                        Chief Financial Officer
                                         (Principal Accounting
                                         and Financial Officer)