Form 10-Q
period 1994-06-30
MAGMA COPPER CO
filed 1994-08-12
CIK 61425

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                            or

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

                      Yes   X            No
                          ______           ______


Number of shares of common stock outstanding at June 30, 1994:  45,863,353

                              MAGMA COPPER COMPANY

                                   Form 10-Q
                      For the Quarter Ended June 30, 1994
                                     INDEX
                                                                     Page
                                                                    Number

Part I     -   Financial Information

Item 1     -   Financial Statements

           Introduction to the Financial Statements                    1

           Consolidated Balance Sheets -
           June 30, 1994 and December 31, 1993                         2

           Consolidated Statements of Operations-
           Three months and six months ended
           June 30, 1994 and 1993                                      3

           Consolidated Statements of Cash Flows -
           Six months ended June 30, 1994 and 1993                     4

           Notes to Consolidated Financial Statements                  5

           Report of Independent Public Accountants                    9

Item 2     -   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                                        10

Part II    -   Other Information

Item 4     -   Submission of Matters to a Vote of
                 Security Holders                                     16

Item 6     -   Exhibits and Reports on Form 8-K                       16


           Signature                                                  19

PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



     The financial statements for the three months and the six months ended June 30, 1994 and 1993 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months and six months ended June 30, 1994, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Form 10-K, for the year ended December 31, 1993.

     The financial statements included herein have been subjected to a review, in accordance with the standards established by the American Institute of Certified Public Accountants, by Arthur Andersen & Co., the registrant's independent public accountants.

                             MAGMA COPPER COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
                                               June 30,     December 31,
    Assets                                       1994           1993
    ------                                    ----------    ------------
    Current Assets:
      Cash                                    $  117,502    $  230,414
      Marketable securities                      191,222       108,890
      Accounts receivable                         57,959        51,090
      Inventories:
        Metals                                    76,628        53,676
        Materials and supplies                    25,088        25,045
      Prepaid expenses                            12,973        10,883
                                               ---------     ---------
      Total current assets                       481,372       479,998
                                               ---------     ---------
    Net Property, Plant and Mine
      Development                                888,979       866,361
                                               ---------     ---------
    Other                                         11,346         4,428
                                               ---------     ---------
        Total Assets                          $1,381,697    $1,350,787
                                               =========     =========
    Liabilities and Stockholders' Equity
     ------------------------------------
    Current Liabilities:
      Accounts payable                        $   17,362    $   17,952
      Accrued liabilities                        102,796        89,208
      Current portion of long-term debt            6,087        12,395
      Income taxes payable                         1,873            --
                                               ---------     ---------
      Total current liabilities                  128,118       119,555
                                               ---------     ---------
    Accrued Pension, Retirement and
      Other Liabilities                           63,519        62,208
    Deferred Income Taxes                         97,980        96,592
    Long-Term Debt                               389,005       392,260

    Commitments and Contingencies

    Stockholders' Equity:
      Cumulative convertible preferred
        stock, Series D                               20            20
      Cumulative convertible preferred
        stock, Series E                               20            20
      Common stock                                   459           457
      Capital in excess of par value             623,299       620,282
      Retained earnings                           84,470        62,059
      Unearned stock grant compensation           (3,492)       (2,666)
      Unrealized loss on marketable
        securities                                (1,701)           --
                                               ---------     ---------
      Total stockholders' equity                 703,075       680,172
                                               ---------     ---------
        Total Liabilities and
          Stockholders' Equity                $1,381,697    $1,350,787
                                               =========     =========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                       Three Months        Six Months
                                      ended June 30,     ended June 30,
                                  -------------------  -------------------
                                    1994       1993      1994       1993
                                  --------   --------  --------   --------
Sales                             $219,534   $190,150  $395,066   $384,755
Cost of sales:
  Cost of products sold           (159,565)  (155,155) (299,789)  (322,487)
  Depreciation, depletion
    and amortization               (19,723)   (14,861)  (34,866)   (29,711)
Selling, general and
 administrative                     (5,789)    (5,280)  (10,937)   (10,303)
Exploration, research
 and development                    (3,111)    (2,482)   (6,349)    (3,523)
                                   -------    -------   -------    -------
Income from operations              31,346     12,372    43,125     18,731
Other income (expense):
  Interest expense                  (6,097)    (9,446)  (12,063)   (19,143)
  Interest income                    3,257      1,911     6,877      4,469
  Other                               (265)     1,530       729      2,683
                                   -------    -------   -------    -------
Income before income taxes,
  extraordinary item                28,241      6,367    38,668      6,740
Income tax provision                (7,631)    (1,655)  (10,447)    (1,752)
                                   -------    -------   -------    -------
Income before cumulative effect
 of accounting change               20,610      4,712    28,221      4,988
Cumulative effect of accounting
  change, net of tax                   --          --        --       (888)
                                   -------    -------   -------    -------
Net income                        $ 20,610   $  4,712  $ 28,221   $  4,100
                                   =======    =======   =======    =======
Preferred stock dividends           (2,906)        --    (5,812)        --
                                   -------    -------   -------    -------
Net income available for
  common stock                    $ 17,704   $  4,712  $ 22,409   $  4,100
                                   =======    =======   =======    =======
Earnings per share of common
  stock, primary:
  Income before cumulative
    effect of accounting
    change                        $    .42   $    .10  $    .57   $    .10
  Cumulative effect of
    accounting change, net
    of tax                              --         --        --       (.02)
                                   -------    -------   -------    -------
  Net income                      $    .42   $    .10  $    .57   $    .08
                                   =======    =======   =======    =======
Preferred stock dividends             (.06)        --      (.11)        --
                                   -------    -------   -------    -------
Earnings per share of common
 stock                            $    .36   $    .10  $    .46   $    .08
                                   =======    =======   =======    =======
Average common shares
  outstanding, primary              49,283     48,161    49,218     48,619

Earnings per share of common
  stock, fully diluted:
  Income before cumulative effect
    of accounting change          $    .33   $    .10  $    .45   $    .10
  Cumulative effect of accounting
    change, net of tax                  --         --        --       (.02)
                                   -------    -------   -------    -------
Net income                        $    .33   $    .10  $    .45   $    .08
                                   =======    =======   =======    =======
Average common shares outstanding,
fully diluted                       63,368     48,161    63,368     48,619

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                             Six months
                                                           ended June 30,
                                                         -------------------
                                                           1994       1993
                                                         --------   --------
    Net income                                           $ 28,221   $  4,100
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Depreciation, depletion and amortization             34,866     29,711
      Gain (loss) on sale of assets                            45       (927)
      Other                                                 1,269        791
                                                          -------    -------
                                                           64,401     33,675
                                                          -------    -------
      Change in certain assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                               (6,868)   (14,733)
         Inventories                                      (21,373)   (15,374)
         Prepaid expenses                                  (2,090)     1,187
       Increase (decrease) in:
         Accounts payable and accrued expenses             12,997    (11,920)
         Income taxes payable                               2,502    (14,280)
         Accrued pension, retirement
           and other liabilities                            1,311      4,747
         Deferred income taxes                              1,388     (3,708)
                                                          -------    -------
       Net change in certain assets and liabilities       (12,133)   (54,081)
                                                          -------    -------
    Net cash provided (used) by operating activities       52,268    (20,406)
                                                          -------    -------
    Cash flows from investing activities:
     Capital expenditures                                 (59,492)   (53,777)
     (Purchase)sale of marketable securities              (84,662)    57,171
     Proceeds from sale of assets                             342      1,525
     Other                                                 (6,727)    (1,618)
                                                           -------   -------
    Net cash provided (used) by investing activities     (150,539)     3,301
                                                          -------    -------
    Cash flows from financing activities:
     Long-term debt repayment                              (6,951)    (1,000)
     Long-term lease financing                             (2,611)    (1,336)
     Debt issuance costs                                     (402)      (939)
     Issuance of common stock under stock plans               295        278
     Issuance of common stock from warrants exercised         925        181
     Issuance of preferred stock                              (85)        --
     Preferred stock dividend                              (5,812)        --
                                                          -------    -------
    Net cash used by financing activities                 (14,641)    (2,816)
                                                          -------    -------
    Net decrease in cash                                 (112,912)   (19,921)
    Cash at the beginning of the period                   230,414    121,057
                                                          -------    -------
    Cash at the end of the period                        $117,502   $101,136
                                                          =======    =======
    Marketable securities                                 191,222     63,935
                                                          -------    -------
    Total cash and marketable securities                 $308,724   $165,071
                                                          =======    =======
    Supplemental disclosure of cash flow information:
      Cash paid during the period for -
        Interest, net of amounts capitalized             $ 13,305   $ 18,822
        Income taxes                                     $  6,300   $ 19,767
    Supplemental schedule of non-cash investing
      and financing activities:
        Purchase of property financed by note
          payable and leases                             $     --   $  4,992

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

Note 2 -- Inventories

     The components of inventories are as follows (in thousands):

                                          June 30,      December 31,
                                           1994             1993
                                         ---------      ------------
    Metals in process, net               $ 57,226         $ 37,454
    Finished goods                         19,402           16,222
                                          -------          -------
    Metals                                 76,628           53,676
    Materials and supplies, net            25,088           25,045
                                          -------          -------
                                         $101,716         $ 78,721
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

    The Company has recorded a provision for income taxes of $10,447,000 in the first six months of 1994. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to the net income before taxes, as follows:

                                   For the six months ended
                                        June 30, 1994
                                 ---------------------------
                                    Dollars        Tax Rate
                                  (In millions)  (percentage)
                                  ------------   -----------
      Income tax provision
        at federal
        statutory rate               $(13,536)       (35)%

      Percentage depletion              4,479         12

      State tax                        (1,390)        (4)
                                      -------        ---
        Total provision              $(10,447)       (27)%
                                      =======        ===

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

Note 5 -- Capitalized Interest

    During the first six months of 1994 and 1993, $9,217,000 and $2,084,000, respectively, of interest cost was capitalized on certain long-term projects. The total amount of interest cost incurred was $21,280,000 and $21,227,000 for the first six months of 1994 and 1993, respectively.

Note 6 -- Disclosure About Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash.    The carrying amount approximates fair value.

    Marketable Securities. In the first quarter of 1994 the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, certain of the Company's investments with an average maturity of less than 2 years have been classified as available-for-sale securities and are reported at their estimated fair value, based on quoted market prices for those or similar investments.

                                                   June 30,
                                                    1994
                                                (In Millions)
                                                 -----------
      Amortized cost basis                          $193.5
      Unrealized holding gain                           .1
      Unrealized holding loss                         (2.4)
                                                     -----
      Fair market value                             $191.2
                                                     =====

    During the three month period ended June 30, 1994, the Company received $18.2 million in proceeds from available-for-sale securities, including net realized losses of $0.2 million. During the six month period ended June 30, 1994, the Company received $112.1 million in proceeds from available-for-sale securities, including net realized gains of $0.7 million and net realized losses of $0.2 million. The Company utilizes the specific identification method in computing realized gains and losses. The net unrealized holding loss, net of tax, for the three month and six month periods ended June 30, 1994 was $0.8 million and $1.7 million, respectively.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. The carrying amount of these contracts reflects the cost of the option premium which will be amortized ratably as the options expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at June 30, 1994.

    The estimated fair values of the Company's financial instruments as of June 30, 1994 are as follows (in thousands):

                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
    Cash                               $117,502        $117,502
    Marketable securities               191,222         191,222
    Long-term debt (includes
      current portion)                  395,092         423,467
    Copper price protection
      contracts                          13,073        ( 27,121)

    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

Note 7 -- Revolving Credit Facility

    On May 20, 1994, the Company renegotiated its revolving credit agreement (the "Revolver"), increasing the available credit from $200 million to $300 million. The Revolver, which expires May 19, 1998, is provided by a consortium of eleven banks and is available for general corporate purposes. Amounts outstanding under the Revolver may bear interest at the London InterBank Offered Rate (LIBOR), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear interest at the rate of LIBOR plus 0.7%. An annual agency fee of $30,000 plus a commitment fee (which also varies depending on the credit rating of the Company) of 1/4% per annum on the unused portion of the Revolver is payable by the Company.

    Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less than the sum of $450 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1994 and
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To Magma Copper Company:


    We have reviewed the accompanying condensed consolidated balance sheet of MAGMA COPPER COMPANY (a Delaware corporation) and subsidiaries as of June 30, 1994, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Magma Copper Company and subsidiaries as of December 31, 1993, (not presented herein), and in our report dated January 27, 1994, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                       Arthur Andersen & Co.


Tucson, Arizona,
  July 14, 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

    Net income for the six months ended June 30, 1994 was $28.2 million compared to $4.1 million for the same period in 1993. This increase was primarily due to increased sales volume and lower unit costs in 1994, as well as the effects of the extraordinary rains and flooding in Arizona during the first quarter of 1993. The rains and flooding reduced pounds of copper sold and increased production costs which reduced after-tax earnings for the first six months of 1993 by $15.5 million.

    Net cash provided from operating activities was $52 million during the first six months of 1994 compared to net cash used of $20 million during the same period in 1993. This difference was due to higher earnings and timing differences in payments for copper purchases and income taxes.

    The Company's cash position and cash flow from operations were used to fund capital expenditures of $59 million for the six months ended June 30, 1994 as compared to $54 million for the same period in 1993.

    Working capital at June 30, 1994 was $353 million (including $309 million in cash and marketable securities) compared to $360 million (including $339 million in cash and marketable securities) at December 31, 1993.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 1994
As Compared with the Six Months Ended June 30, 1993

    Total sales increased 3% to $395 million in 1994 from $385 million in 1993. Sales of copper increased in 1994 to $353 million from $349 million in 1993 due to a 14 million pound increase in sales volume partly offset by lower realized copper prices.

    Sales of other metal by-products and acid increased $8 million as a result of higher prices for gold, silver, molybdenum and acid. Treatment tolls earned decreased $2 million as a result of less material being processed on a toll basis.

    Cost of products sold decreased by 7% to $300 million in 1994 from $322 million in 1993 due to improved unit production costs in 1994 and the effects of the extraordinary rains and flooding in Arizona during the first quarter of 1993. The lower overall unit production costs were partly offset by increased sales volume of Magma source copper. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                             Six months ended
                                                  June 30,
                                               (In millions)

                                               1994       1993
                                             --------   --------
    Pounds sold from:
      Magma sources                            298.1       261.8
      Purchased                                 81.9       104.5
                                               -----       -----
     Total pounds of copper sold               380.0       366.3
                                               =====       =====
    Toll processing pounds                      28.2        37.0
                                               =====       =====
    Cost of Products Sold:
      Magma sources                           $205.8      $208.1
      Purchased                                 71.9        88.8
      Tolling                                    5.8         6.3
      Other                                     16.3        19.3
                                               -----       -----
         Total cost of products sold          $299.8      $322.5
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .69      $  .79
        Credits (1)                             (.11)       (.08)
                                               -----       -----
        Net                                   $  .58      $  .71
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $5.2 million to $34.9 million in 1994 from 1993 as a result of increased sales volume from Magma sources and depreciation of new assets.

    Exploration, research and development costs increased $2.8 million as a result of increased foreign and domestic exploration.

    Interest expense decreased $7.1 million to $12.1 million in 1994 due largely to interest capitalized on the Company's expansion projects.

    Interest income increased $2.4 million to $6.9 million in 1994 as a result of larger balances of cash and marketable securities than during the same period in 1993.

    Other income decreased $2.0 million to $0.7 million in 1994 due to decreased townsite sales.

    The Company's provision for income taxes of $10.4 million for 1994 and $1.8 million for 1993 reflects higher income in the current period.

    At December 31, 1993, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits". The Company elected to adopt this statement early and to record the entire cumulative adjustment in the year of adoption. Under SFAS 112, $0.9 million (after tax) was charged to first quarter 1993 earnings.

    Net income in 1994 was $28.2 million, or $.45 per share fully diluted, compared to $4.1 million, or $.08 per share in 1993. After dividends on preferred stock, $22.4 million in 1994 was available for common stockholders, or $.46 per share, compared to $4.1 million or $.08 per common share in 1993.

Results of Operations for the Three Months Ended June 30, 1994
As Compared with the Three Months Ended June 30, 1993

    Total sales increased 16% to $220 million in 1994 from $190 million in 1993. Sales of copper increased in 1994 to $197 million, from $172 million in 1993 due to a 12 million pound increase in sales volume and higher realized copper prices.

    Sales of other metal by-products and acid increased $8 million as a result of higher prices for gold, silver, molybdenum, and acid. Treatment tolls earned decreased $3 million as a result of less material being processed on a toll basis.

    Cost of products sold increased by 3% to $160 million in 1994 due to higher volume of copper sold largely offset by a reduction in unit production costs. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                              Three months ended
                                                    June 30,
                                                 (In millions)

                                                1994        1993
                                               -------     -------
    Pounds sold from:
      Magma sources                              158.5       133.1
      Purchased                                   41.2        54.8
                                                 -----       -----
     Total pounds of copper sold                 199.7       187.9
                                                 =====       =====
    Toll processing pounds (including
      tolled to anode)                            14.7        28.3
                                                 =====       =====
    Cost of Products Sold:
      Magma sources                             $109.0      $ 97.7
      Purchased                                   38.8        44.9
      Tolling                                      2.9         4.1
      Other                                        8.9         8.5
                                                 -----       -----
         Total cost of products sold            $159.6      $155.2
                                                 =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                          $  .69      $  .74
        Credits (1)                               (.11)       (.08)
                                                 -----       -----
        Net                                     $  .58      $  .66
                                                 =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $4.9 million to $19.7 million in 1994 as a result of increased sales volume from Magma sources and depreciation of new assets.

    Selling, general and administrative expenses increased $0.5 million to $5.8 million as a result of legal costs and costs for outside services.

    Exploration, research and development costs increased $0.6 million to $3.1 million due to increased foreign and domestic exploration.

    Interest expense decreased $3.3 million to $6.1 million as a result of interest capitalized on the Company's expansion projects.

    Other income (loss) decreased $1.8 million to $(.3) million in 1994 due to reduced sales of townsites and other property.

    The Company's provision for income taxes of $7.6 million for 1994 and $1.7 million for 1993 reflects higher income in the current period.

    Net income in 1994 was $20.6 million or $.33 per share fully diluted, compared to $4.7 million, or $.10 per share, in 1993. After dividends on preferred stock, $17.7 million in 1994 was available for common stockholders, or $.36 per share, compared to $4.7 million or $.10 per common share in 1993.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's earnings for the six months ended June 30, 1994 before interest, taxes, depreciation, depletion and amortization ("EBITDA") were $79 million, compared to $51 million in 1993, primarily the result of lower current production costs and the effects of the extraordinary rains in Arizona during the first quarter of 1993, partly offset by lower realized copper prices. Net cash provided by operating activities was approximately $52 million and capital expenditures were $59 million. Cash and marketable securities at June 30, 1994 were $309 million.

    Beginning in 1993, Magma commenced a strategic growth program which will require more than $500 million in capital to complete over the next two years. A smelter expansion was completed in the first quarter of 1994 and has resulted in increased production, lower costs and improved environmental performance. The Company is continuing the development of its Lower Kalamazoo orebody and the permitting of the Robinson Mining District. The Robinson and Kalamazoo projects increased Magma's ore reserves by 50% since the beginning of 1993, and when in operation, will be major sources of lower cost copper production. The Company anticipates that permitting for the Robinson project could be achieved as early as September 1994 and production could begin in the first quarter of 1996.

    To the extent undertaken, the Company intends to finance these projects with internal cash flow and current cash balances. The decision to undertake or complete these projects is subject to a variety of factors, which may include (depending on the project) the completion of favorable feasibility studies and permitting. There can be no assurance that the Company will undertake all of these opportunities or that, if undertaken, they will prove successful.

    Since the beginning of 1993, Magma has maintained a copper price protection program to ensure adequate cash flow to complete these projects. In this regard, Magma has put in place a copper price protection program for

1994 and 1995 which ensures that it can complete these projects using its existing cash balances and operating cash flow without the need for any additional external financing.

    During the second quarter, Magma extended its copper price protection program through 1995 with the purchase of copper price put options which create a copper price realization floor of 85 cents per pound for all of its 1995 production. This program consists of forward sales covering 9% of production and copper price put options covering 91% of production which retain all the upside potential of higher copper prices. The Company had previously sold forward 120 million pounds of copper, or approximately 40% of its production for the second half of 1994 at 82 cents per pound. These forward sales, combined with copper price put options for the remainder of 1994 production, create a copper price floor of 77 cents per pound for the second half of 1994.

    In April 1994 the Company filed a Form S-3 Registration Statement for up to $300 million in debt and/or equity securities which may be issued from time to time.

    During the first half of 1993 the Company's Pinto Valley and Superior Mining Divisions were adversely affected by significant rainfalls which caused flooding, water containment structural failures and operating difficulties, as well as technical violations of various permitting conditions and state surface water quality standards. The Company agreed to enter into a consent decree with appropriate regulatory authorities to settle all claims relating to this matter. The consent decree is expected to be executed by the Company and its governmental counterparts during the third quarter of 1994. Under the settlement, the Company would pay fines totalling $625,000, and contribute monies towards or perform several supplemental environmental projects costing approximately $200,000. In addition, the Company expects to spend $8 million during 1994 and 1995 to upgrade and expand its tailings and water containment facilities at these divisions; these costs are being capitalized and will be amortized over the remaining mine life.

    On May 10, 1994, the Federal Mine Safety and Health Administration issued 45 citations totaling $1.55 million against Magma Copper Company, Superior Division, arising out of the August 10, 1993 accident in which four miners were fatally injured. The citations address four broad categories: training, safe use of explosives, inspection and installation of the 865 Ore Pass in which the accident occurred. Magma is currently discussing the citations with the Mine Safety and Health Administration, but no final resolution has been reached. In any event the impact is not expected to be material to the financial condition or results of operations of the Company.

    On May 20, 1994, the Company renegotiated its revolving credit agreement (the "Revolver"), increasing the available credit from $200 million to $300 million. The Revolver, which expires May 19, 1998, is provided by a consortium of eleven banks and is available for general corporate purposes. Amounts outstanding under the Revolver may bear interest at the London InterBank Offered Rate (LIBOR), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear interest at the rate of LIBOR plus 0.7%. An annual agency fee of $30,000 plus a commitment fee (which also varies depending on the credit rating of the Company) of 1/4% per annum on the unused portion of the Revolver is payable by the Company.

    Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less than the sum of $450 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1994 and
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60%

PART II - OTHER INFORMATION
- - ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At its Annual Meeting of Stockholders on May 19, 1994, the stockholders of the Company elected the following Class I Directors: Donald
J. Donahue (39,364,422 votes for and 74,864 against), Thomas W. Rollins (39,367,923 votes for and 71,363 against), H. Wilson Sundt (39,367,528 votes for and 71,758 against) and John L. Vogelstein (39,364,808 votes for and 74,478 against).

    The Company also ratified the Board's selection of accountants for 1994 with 39,084,278 votes for, 78,596 against and 276,412 abstaining.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

         Exhibit 10   -   Revolving Credit Facility Agreement
                            Dated as of May 20, 1994

         Exhibit 11   -   Statement re computation of per share
                            earnings.

     (b) Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the three months ended June 30, 1994.

                                   Signature
                                   ---------


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MAGMA COPPER COMPANY





 Date:
                                  By:     /s/   Douglas J. Purdom
                                      -------------------------------
                                            Douglas J. Purdom
                                             Vice President and
                                          Chief Financial Officer
                                           (Principal Accounting
                                           and Financial Officer)