Form 10-Q
period 1994-09-30
MAGMA COPPER CO
filed 1994-11-03
CIK 61425

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                            or

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

                      Yes   X           No
                          ______           ______


Number of shares of common stock outstanding
  at September 30, 1994:                                         46,011,159

                              MAGMA COPPER COMPANY

                                   Form 10-Q
                    For the Quarter Ended September 30, 1994
                                     INDEX
                                                                     Page
                                                                    Number

Part I     -   Financial Information

Item 1     -   Financial Statements

           Introduction to the Financial Statements                    1

           Consolidated Balance Sheets -
           September 30, 1994 and December 31, 1993                    2

           Consolidated Statements of Operations-
           Three months and nine months ended
           September 30, 1994 and 1993                                 3

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1994 and 1993               4

           Notes to Consolidated Financial Statements                  5

           Report of Independent Public Accountants                    8

Item 2     -   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                                         9

Part II    -   Other Information

Item 6     -   Exhibits and Reports on Form 8-K                       15


           Signature                                                  16

PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



     The financial statements for the three months and the nine months ended September 30, 1994 and 1993 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months and nine months ended September 30, 1994, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1994. The financial statements should be read in conjunction with the Company's Form 10-K, for the year ended December 31, 1993.

     The financial statements included herein have been subjected to a review, in accordance with the standards established by the American Institute of Certified Public Accountants, by Arthur Andersen LLP, the registrant's independent public accountants.

                             MAGMA COPPER COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
                                             September 30,  December 31,
    Assets                                        1994          1993
    ------                                   -------------  ------------
    Current Assets:
      Cash                                    $  114,494    $  230,414
      Marketable securities                      203,639       108,890
      Accounts receivable                         65,450        51,090
      Inventories:
        Metals                                    75,419        53,676
        Materials and supplies                    25,640        25,045
      Prepaid expenses                            14,661        10,883
                                               ---------     ---------
      Total current assets                       499,303       479,998
                                               ---------     ---------
    Net Property, Plant and Mine
      Development                                910,032       866,361
                                               ---------     ---------
    Other                                         12,609         4,428
                                               ---------     ---------
        Total Assets                          $1,421,944    $1,350,787
                                               =========     =========
    Liabilities and Stockholders' Equity
     ------------------------------------
    Current Liabilities:
      Accounts payable                        $   19,525    $   17,952
      Accrued liabilities                        121,828        89,208
      Current portion of long-term debt            5,703        12,395
      Income taxes payable                           320            --
                                               ---------     ---------
      Total current liabilities                  147,376       119,555
                                               ---------     ---------
    Accrued Pension, Retirement and
      Other Liabilities                           63,180        62,208
    Deferred Income Taxes                         97,899        96,592
    Long-Term Debt                               387,840       392,260

    Commitments and Contingencies

    Stockholders' Equity:
      Cumulative convertible preferred
        stock, Series D                               20            20
      Cumulative convertible preferred
        stock, Series E                               20            20
      Common stock                                   460           457
      Capital in excess of par value             624,267       620,282
      Retained earnings                          103,885        62,059
      Unearned stock grant compensation           (3,003)       (2,666)
                                               ---------     ---------
      Total stockholders' equity                 725,649       680,172
                                               ---------     ---------
        Total Liabilities and
          Stockholders' Equity                $1,421,944    $1,350,787
                                               =========     =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                      Three Months          Nine months
                                  ended September 30,   ended September 30,
                                  -------------------  --------------------
                                    1994       1993      1994       1993
                                  --------   --------  --------   --------
Sales                             $227,074   $211,877  $622,140   $596,632
Cost of sales:
  Cost of products sold           (165,175)  (166,571) (464,964)  (489,058)
  Depreciation, depletion
    and amortization               (18,993)   (18,798)  (53,859)   (48,509)
Selling, general and
 administrative                     (5,416)    (5,682)  (16,353)   (15,985)
Exploration, research
 and development                    (3,184)    (2,494)   (9,533)    (6,017)
                                   -------    -------   -------    -------
Income from operations              34,306     18,332    77,431     37,063
Other income (expense):
  Interest expense                  (6,715)    (9,105)  (18,778)   (28,248)
  Interest income                    1,334      2,189     8,211      6,658
  Other                               (204)       675       525      3,358
                                   -------    -------   -------    -------
Income before income taxes and
  cumulative effect of accounting
  change                            28,721     12,091    67,389     18,831
Income tax provision                (6,400)    (3,332)  (16,847)    (5,084)
                                   -------    -------   -------    -------
Income before cumulative effect
 of accounting change               22,321      8,759    50,542     13,747
Cumulative effect of accounting
  change, net of tax                    --         --        --       (888)
                                   -------    -------   -------    -------
Net income                        $ 22,321   $  8,759  $ 50,542   $ 12,859
                                   =======    =======   =======    =======
Preferred stock dividends           (2,906)      (891)   (8,718)      (891)
                                   -------    -------   -------    -------
Net income available for
  common stock                    $ 19,415   $  7,868  $ 41,824   $ 11,968
                                   =======    =======   =======    =======
Earnings per share of common
  stock, primary:
  Income before cumulative
    effect of accounting
    change                        $    .45   $    .18  $   1.03   $    .29
Cumulative effect of accounting
  change, net of tax                    --         --        --       (.02)
                                   -------    -------   -------    -------
Net income                        $    .45   $    .18  $   1.03   $    .27
Preferred stock dividends             (.06)      (.01)     (.18)      (.02)
                                   -------    -------   -------    -------
Earnings per share of common
 stock                            $    .39   $    .17  $    .85   $    .25
                                   =======    =======   =======    =======
Average common shares
  outstanding, primary              49,313     47,597    49,095     48,278

Earnings per share of common
  stock, fully diluted:
Net income                        $    .35   $    .16  $    .80   $    .25*
                                   =======    =======   =======    =======
Average common shares outstanding,
fully diluted                       63,409     53,144    63,444     50,148

* The Company's convertible preferred stock is not included in the calculation as its effects are antidilutive.

             The accompanying notes are an integral part of these
                     consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                            Nine months
                                                         ended September 30,
                                                         -------------------
                                                           1994       1993
                                                         --------   --------
 Net income                                              $ 50,542   $ 12,859
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization             53,859     48,509
      Gain (loss) on sale of assets                            26     (1,394)
      Other                                                 1,873      1,258
                                                          -------    -------
                                                          106,300     61,232
                                                          -------    -------
      Change in certain assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                              (14,359)   (24,171)
         Inventories                                      (20,909)    (3,424)
         Prepaid expenses                                  (3,778)       (31)
       Increase (decrease) in:
         Accounts payable and accrued expenses             34,192     (5,239)
         Income taxes payable                                 320    (13,372)
         Accrued pension, retirement
           and other liabilities                              972      4,264
         Deferred income taxes                              1,307     (2,158)
                                                          -------    -------
       Net change in certain assets and liabilities        (2,255)   (44,131)
                                                          -------    -------
    Net cash provided by operating activities             104,045     17,101
                                                          -------    -------
    Cash flows from investing activities:
     Capital expenditures                                 (99,345)   (89,497)
     Marketable securities                                (94,748)    31,904
     Proceeds from sale of assets                             362      2,058
     Other                                                 (8,107)    (1,788)
                                                          -------    -------
    Net cash used by investing activities                (201,838)   (57,323)
                                                          -------    -------
    Cash flows from financing activities:
     Long-term debt repayment                              (7,151)    (1,000)
     Long-term lease financing                             (3,960)    (2,170)
     Debt issuance costs                                     (402)      (942)
     Issuance of common stock under stock plans             1,254        278
     Issuance of common stock from warrants exercised         935        183
     Issuance of preferred stock                              (85)    96,536
     Preferred stock dividend                              (8,718)      (891)
                                                          -------    -------
    Net cash provided (used) by financing activities      (18,127)    91,994
                                                          -------    -------
    Net increase (decrease) in cash                      (115,920)    51,772
    Cash at the beginning of the period                   230,414    121,057
                                                          -------    -------
    Cash at the end of the period                        $114,494   $172,829
                                                          =======    =======
    Marketable securities                                 203,639     89,202
                                                          -------    -------
    Total cash and marketable securities                 $318,133   $262,031
                                                          =======    =======
    Supplemental disclosure of cash flow information:
      Cash paid during the period for -
        Interest, net of amounts capitalized             $ 17,344   $ 24,923
        Income taxes                                     $ 14,963   $ 20,008
    Supplemental schedule of non-cash investing
      and financing activities:
        Purchase of property financed by note
          payable and leases                             $     --   $  8,928

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

Note 2 -- Inventories

     The components of inventories are as follows (in thousands):

                                       September 30,    December 31,
                                           1994             1993
                                       -------------    ------------
    Metals in process, net               $ 56,107         $ 37,454
    Finished goods                         19,312           16,222
                                          -------          -------
    Metals                                 75,419           53,676
    Materials and supplies, net            25,640           25,045
                                          -------          -------
                                         $101,059         $ 78,721
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

    The Company has recorded a provision for income taxes of $16,847,000 in the first nine months of 1994. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to the net income before taxes, as follows:

                                  For the nine months ended
                                      September 30, 1994
                                 ---------------------------
                                    Dollars        Tax Rate
                                 (In millions)   (percentage)
                                  ------------    -----------
      Income tax provision
        at federal
        statutory rate               $(23,586)       (35)%

      Percentage depletion              8,979         13

      State tax                        (2,240)        (3)
                                      -------        ---
        Total provision              $(16,847)       (25)%
                                      =======        ===

Note 4 -- Commitments and Contingencies

    Recently, two individuals served the Company in a purported class action lawsuit in federal district court in Arizona against the Company and two other mining companies on behalf of a putative property owner class and a putative medical monitoring class that live adjacent to Pinal Creek and/or the Miami Wash downstream from mining properties currently operating by the Company and another mining company. The complaint seeks response costs under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for alleged contamination of plaintiffs' drinking and domestic use water because of groundwater contamination attributed to releases of hazardous substances from the defendants' property. The complaint also seeks common law damages for alleged loss of property value and increased risk of adverse health effects, medical monitoring costs, and punitive damages. The Company intends to vigorously defend this lawsuit.

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

Note 5 -- Capitalized Interest

    During the first nine months of 1994 and 1993, $13,115,000 and $3,710,000, respectively, of interest cost was capitalized on certain long-term projects. The total amount of interest cost incurred was $31,893,000 and $31,958,000 for the first nine months of 1994 and 1993, respectively.

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

    During the three month period ended September 30, 1994, the Company received $10.0 million in proceeds from available-for-sale securities resulting in no realized gains or losses. During the nine month period ended September 30, 1994, the Company received $122.1 million in proceeds from available-for-sale securities, including realized gains of $0.7 million and realized losses of $0.2 million.

    The Company anticipates selling a substantial portion of its marketable securities to finance Tintaya and other projects. Accordingly, a provision to recognize all unrealized holding losses was recorded during the third quarter of 1994 in the amount of $2.5 million and offset against interest income. Therefore, the change in unrealized holding losses, net of tax, for the three month and nine month periods ended September 30, 1994 was $(1.7) million and $0, respectively.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. The carrying amount of these contracts reflects the cost of the option premiums which will be amortized ratably as the contracts expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at September 30, 1994.

    The estimated fair values of the Company's financial instruments as of September 30, 1994 are as follows (in thousands):

                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
    Cash                               $114,494        $114,494
    Marketable securities               203,639         203,639
    Long-term debt (includes
      current portion)                  393,543         418,012
    Copper price protection
      contracts                          12,265        ( 21,373)

    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To Magma Copper Company:


    We have reviewed the accompanying condensed consolidated balance sheet of MAGMA COPPER COMPANY (a Delaware corporation) and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

                                       Arthur Andersen LLP


Tucson, Arizona,
  October 14, 1994.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

    Net income for the nine months ended September 30, 1994 was $50.5 million compared to $12.9 million for the same period in 1993. This increase was primarily due to increased sales volume of Magma source copper and lower unit costs in 1994, as well as the effects of the extraordinary rains and flooding in Arizona during the first quarter of 1993. The rains and flooding reduced pounds of copper sold and increased production costs which reduced after-tax earnings for the first nine months of 1993 by $15.5 million.

    Net cash provided by operating activities was $104 million during the first nine months of 1994 compared to $17 million during the same period in 1993. This difference was due to higher earnings and timing differences in payments for copper purchases and forward sales partially offset by increased purchased copper inventory as a result of higher copper prices.

    The Company's cash position and cash flow from operations were used to fund capital expenditures of $99 million for the nine months ended September 30, 1994 as compared to $89 million for the same period in 1993.

    Working capital at September 30, 1994 was $352 million (including $318 million in cash and marketable securities) compared to $360 million (including $339 million in cash and marketable securities) at December 31, 1993.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended September 30, 1994 As Compared with the Nine Months Ended September 30, 1993

    Total sales increased 4% to $622 million in 1994 from $597 million in 1993. Sales of copper increased in 1994 to $556 million from $538 million in 1993 due to higher realized copper price for the Company's sales of purchased copper.

    Sales of other metal by-products and acid increased $6 million as a result of higher prices for gold, silver, molybdenum and acid. Treatment tolls earned increased $1.3 million as a result of an increase in volume of material being processed on a toll basis.

    Cost of products sold decreased by 5% to $465 million in 1994 from $489 million in 1993 due to improved unit production costs in 1994 and the effects of the extraordinary rains and flooding in Arizona during the first quarter of 1993. The lower overall unit production costs were partly offset by increased sales volume of Magma source copper. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                            Nine months ended
                                               September 30,
                                               (In millions)

                                                1994       1993
                                              --------   --------
    Pounds sold from:
      Magma sources                            443.3       419.7
      Purchased                                129.2       153.5
                                               -----       -----
     Total pounds of copper sold               572.5       573.2
                                               =====       =====
    Toll Processing Pounds:
      Returned as cathode                       52.5        49.2
      Returned as anode                         20.6        15.2

    Cost of Products Sold:
      Magma sources                           $307.7      $324.4
      Purchased                                123.0       127.6
      Tolling                                   10.4         9.3
      Other                                     23.9        27.8
                                               -----       -----
         Total cost of products sold          $465.0      $489.1
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .69      $  .77
        Credits (1)                             (.11)       (.09)
                                               -----       -----
        Net                                   $  .58      $  .68
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $5.4 million to $53.9 million in 1994 from 1993 as a result of increased sales volume from Magma sources and depreciation of new assets.

    Exploration, research and development costs increased $3.5 million as a result of increased foreign and domestic exploration.

    Interest expense decreased $9.5 million to $18.8 million in 1994 due to interest capitalized on the Company's expansion projects.

    Interest income increased $1.6 million to $8.2 million in 1994 as a result of larger balances of cash and marketable securities than during the same period in 1993.

    Other income decreased $2.8 million to $0.5 million in 1994 due to the completion of townsite sales in the first quarter of 1994.

    The Company's provision for income taxes of $16.8 million for 1994 and $5.1 million for 1993 reflects higher income in the current period.

    At December 31, 1993, the Company adopted SFAS 112, "Employers' Accounting for Postemployment Benefits". The Company elected to adopt this statement early and to record the entire cumulative adjustment in the year of adoption. Under SFAS 112, $0.9 million (after tax) was charged to first quarter 1993 earnings.

    Net income in 1994 was $50.5 million, or $.80 per share fully diluted, compared to $12.9 million, or $.25 per share in 1993. After dividends on preferred stock, $41.8 million in 1994 was available for common stockholders, or $.85 per share, compared to $12.0 million or $.25 per common share in 1993.

Results of Operations for the Three Months Ended September 30, 1994 As Compared with the Three Months Ended September 30, 1993

    Total sales increased 7% to $227 million in 1994 from $212 million in 1993. Sales of copper increased in 1994 to $203 million, from $189 million in 1993 due to a $.09 higher realized copper price.

    Revenue from other sales increased $1.3 million as a result of an increase in volume of material processed on a toll basis.

    Cost of products sold decreased by $1.4 million to $165 million in 1994 due to lower volume of copper sold offset by higher cost of purchased concentrates as a result of higher copper prices. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                               Three months ended
                                                  September 30,
                                                  (In millions)

                                                 1994       1993
                                               -------     -------
    Pounds sold from:
      Magma sources                              145.2       157.9
      Purchased                                   47.3        49.0
                                                 -----       -----
     Total pounds of copper sold                 192.5       206.9
                                                 =====       =====
    Toll Processing Pounds:
      Returned as cathode                         24.3        12.1
      Returned as anode                            7.3        13.5

    Cost of Products Sold:
      Magma sources                             $101.9      $116.3
      Purchased                                   51.1        38.8
      Tolling                                      4.6         3.0
      Other                                        7.6         8.5
                                                 -----       -----
         Total cost of products sold            $165.2      $166.6
                                                 =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                          $  .70      $  .74
        Credits (1)                               (.12)       (.11)
                                                 -----       -----
        Net                                     $  .58      $  .63
                                                 =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Exploration, research and development costs increased $0.7 million to $3.2 million due to increased foreign exploration.

    Interest expense decreased $2.4 million to $6.7 million as a result of interest capitalized on the Company's expansion projects.

    Other income (loss) decreased $.9 million to $(.2) million in 1994 due to the completion of townsite sales in the first quarter of 1994.

    The Company's provision for income taxes of $6.4 million for 1994 and $3.3 million for 1993 reflects higher income in the current period.

    Net income in 1994 was $22.3 million or $.35 per share fully diluted, compared to $8.8 million, or $.16 per share, in 1993. After dividends on preferred stock, $19.4 million in 1994 was available for common stockholders, or $.39 per share, compared to $7.9 million or $.17 per common share in 1993.

CAPITAL RESOURCES AND LIQUIDITY

    The Company's earnings for the nine months ended September 30, 1994 before interest, taxes, depreciation, depletion and amortization ("EBITDA") were $132 million, compared to $89 million in 1993, primarily the result of lower current production costs and the effects of the extraordinary rains in Arizona during the first quarter of 1993. Net cash provided by operating activities was approximately $104 million and capital expenditures were $99 million. Cash and marketable securities at September 30, 1994 were $318 million. At that date the amount of available borrowings under the Company's revolving credit agreement was $300 million.

    The Company maintains an ongoing price protection program to ensure adequate cash flow to meet operating expenses, service debt obligations and to facilitate development of capital projects. Its price protection program for the fourth quarter of 1994 includes forward sales of 60.7 million pounds of copper, representing approximately 40% of its anticipated production, at a price of $.82 per pound. At September 30, 1994, the price per pound of high-grade copper on the Comex was $1.13. For 1995, the Company has put into place forward sales commitments and put options covering approximately 7% and 93%, respectively, of its anticipated production (exclusive of its Tintaya project, see below), creating a minimum realized price per pound of copper of approximately $.86 on this production.

Recent Developments

    On October 6, 1994, the Government of Peru declared Magma Copper
Company the winning bidder in the privatization of Empresa Minera Especial Tintaya S.A., which owns one of the largest operating mining projects in Southern Peru. Closing of the purchase is scheduled for November 30, 1994. At closing, Magma will pay $218 million in cash and deliver $55 million face value of Peruvian government debt (which currently trades at a discount to face value) to acquire the project. In addition, the Company will be required to make at least $85 million in capital expenditures over the next five years on this project.

    Based upon information provided to the Company in connection with the acquisition, the Tintaya Project contains nearly 2 billion pounds of recoverable copper. The project currently consists of an open pit mine which has established reserves of 58 million tonnes of 1.78% sulfide copper ore.

Current operations process 1.75% copper sulfide ore at the rate of 8,000 tonnes per day, producing approximately 110 million pounds of copper per year. Over the next two years the Company intends to expand the mining rate to 10,000 tonnes of ore per day, which would boost sulfide ore production to 135 million pounds of copper per year. The Company also intends to do a feasibility study to evaluate how best to exploit a proven and probable mineral resource estimated at 21.7 million tonnes of 1.57% oxide copper ore. Based upon a preliminary analysis of the oxide orebody at Tintaya, the Company believes that the project could support an SX-EW operation capable of producing 70 million pounds of copper per year. The Company also believes that if it is successful in expanding the current rate of sulfide production and in establishing SX-EW production to achieve total copper production of 200 million pounds per year, Tintaya should be able to reduce its net cash operating costs to the 50 cents per pound range.

    Although the Company made an extensive evaluation of the Tintaya
Project prior to its acquisition, there are certain risks inherent in the acquisition and operation of foreign properties including the risk of political instability, the possibility of adverse economic or tax reforms, restrictions on the repatriation of funds and currency risks. The Company is pursuing measures to mitigate some of these risks.

    Construction on Magma's Robinson Mine began on October 12, 1994, following final approval of the project by the Bureau of Land Management (the "BLM"). The BLM issued its final Environmental Impact Statement (the "EIS") and approved the Company's Plan of Operation on September 9, 1994. Although one appeal relating to the EIS was filed during the 30-day appeal period, the Company believes it is without merit and it has had no effect on the BLM's decision or the Company's construction activities at the minesite.
Production is expected to begin in the first quarter of 1996.

    Currently, Robinson has defined copper and gold ore reserves of 252 million tons of 0.553% copper sulfide ore and 0.0102 ounces per ton of gold, containing 2.1 billion pounds of recoverable copper and 1.8 million ounces of gold. When the operation reaches planned production, the Company expects Robinson to produce 135 million pounds of copper, 110 thousand ounces of gold and 325 thousand ounces of silver annually over a 16-year period at a net cash operating cost of less than $0.50 per pound.

    The Robinson Project is expected to have an initial capital cost of approximately $300 million. The funds will be used to purchase equipment, construct a concentrator and develop the ore reserves. Based upon the results of preliminary studies, the Company believes that the Robinson mine has significant potential for further increases in production and ore reserves.

    In addition to current cash balances, operating cash flow and available borrowing capacity under its revolving line of credit, the Company is reviewing a number of financing alternatives in connection with its development of the Tintaya and Robinson mines and other capital projects.

    During the first half of 1993 the Company's Pinto Valley and Superior Mining Divisions were adversely affected by significant rainfalls which caused flooding, water containment structural failures and operating difficulties, as well as technical violations of various permitting conditions and state surface water quality standards. The Company agreed to enter into a consent decree with appropriate regulatory authorities to settle all claims relating to this matter. The terms of the Settlement are being reviewed by the Court. The Company expects the Settlement to be approved and finalized in the fourth quarter of 1994. Under the settlement, the Company would pay fines totalling $625,000, and contribute monies towards or perform several supplemental environmental projects costing approximately $200,000. In addition, the Company expects to spend $8 million during 1994 and 1995 to upgrade and expand its tailings and water containment facilities at these divisions; these costs are being capitalized and will be amortized over the remaining mine life.

PART II - OTHER INFORMATION
- ---------------------------


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

         Exhibit 11   -       Statement re computation of per share
                              earnings.

         Exhibit 27   -       Financial Data Schedules

     (b) Reports on Form 8-K:

         The Company filed a Form 8-K dated October 6, 1994 relating to the Company's Tintaya Project in Peru and Robinson Mine in Nevada.

                                   Signature
                                   ---------

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MAGMA COPPER COMPANY





Date:  November 2, 1994
                                      By:     /s/   Douglas J. Purdom
                                          --------------------------------
                                          Douglas J. Purdom
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting
                                             and Financial Officer)