Form 10-K
period 1994-12-31
MAGMA COPPER CO
filed 1995-03-16
CIK 61425

___________________________________________________________________________
___________________________________________________________________________

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1994

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

       Registrant's telephone number, including area code: (520)575-5600

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

                           YES   x           NO
                                ____            ____

    Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

    Aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1995: $458,995,000. See Part III, Item 13-Certain Relationships and Related Transactions.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

    Number of shares of Common Stock, $.01 Par Value, outstanding at March 1, 1995:46,105,143 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference in this report in the Part(s) indicated:

      Proxy statement for 1995 Annual Meeting of Stockholders - Part III.
___________________________________________________________________________
___________________________________________________________________________
                               TABLE OF CONTENTS


                                    PART I

                                                                      Page

Item  1.  Business.  . .  . .  . .  . . . .. . .  . . .. . .. . .       1
Item  2.  Properties . .  . .  . .  . . . .. . .  . . .. . .. . .      17
Item  3.  Legal Proceedings .  . .  . . . .. . .  . . .. . .. . .      27
Item  4.  Submission of Matters to a Vote of Security Holders . .      29

                                    PART II

Item  5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters . .  . . . .. . .  . . .. . .. . .      30
Item  6.  Selected Financial Data.  . . . .. . .  . . .. . .. . .      32
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. .  . . .. . .. . .      38
Item  8.  Financial Statements and Supplementary Data .. . .. . .      46
Item  9.  Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure. .  . . .. . .. . .      80

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant. . .      81
Item 11.  Executive Compensation .  . . . .. . .  . . .. . .. . .      81
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management  .  . . . .. . .  . . .. . .. . .      81
Item 13.  Certain Relationships and Related Transactions . .. . .      81

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K    . .  . .  . . . .. . .  . . .. . .. . .      81

Signatures . .  . .  . .  . .  . .  . . . .. . .  . . .. . .. . .      90


                                    Part I

ITEM 1.   BUSINESS

THE COMPANY

    Magma Copper Company ("Magma" or the "Company") is a fully-integrated producer of electrolytic copper and ranks among the largest U.S. copper producers. Magma's principal products are high quality copper cathode and copper rod, the latter being the basic feedstock of the copper wire and cable industry. Magma's operations also produce gold and silver-bearing residues, molybdenum disulfide and sulfuric acid as by-products. Excluding custom processing, in 1994 Magma produced 595 million pounds of saleable copper in concentrates and electrowon, and 4.9 million pounds of molybdenum contained in molybdenum disulfide. Magma also produced residues containing
3.3 million ounces of silver and 77 thousand ounces of gold including gold and silver in raw materials purchased from others in 1994.

    The Company produces copper cathode both by traditional mining/ concentrating/smelting/refining methods and by leaching/solvent extraction-electrowinning ("SX-EW") methods. The Company owns and operates underground copper mines at San Manuel and Superior, an open-pit copper mine at Pinto Valley and in situ leaching operations at San Manuel and Pinto Valley. In addition, the Company operates a gold leaching facility and is constructing a major copper operation at its Robinson mining district. The Company also owns and operates an open-pit copper mine in Peru at its 98.43% owned Magma Tintaya S.A. subsidiary.

    Through its wholly-owned subsidiary, Magma Metals Company, Magma operates the largest and most modern copper smelting and refining complex in the United States. The smelter has a treatment capacity of 1.3 million tons of copper concentrate per year, approximately 25% of total U.S. smelting capacity. In addition to smelting and refining copper concentrate from its own mines, the Company smelts and refines a substantial amount of
copper concentrate on a toll or purchase basis.   The profits from
processing third party concentrate effectively reduce the Company's overall cost of producing copper from its own mines.

    The Company was originally incorporated in the State of Maine in 1910, and was reincorporated in the State of Delaware in 1969. From 1968 until March 1987, the Company was a wholly-owned subsidiary of Newmont Mining Corporation ("Newmont"), a publicly traded natural resource company. In March 1987, Newmont distributed 80% of Magma's outstanding common stock to Newmont's shareholders, deposited 5% of such stock in a trust for issuance from time to time to Magma employees and retained common and preferred stock interests in the Company. The Company remained under the influence of Newmont until November 1988, when Magma undertook a recapitalization in which it purchased all of the equity interest held by Newmont.

    The Company's principal office is in Tucson, Arizona. Its mailing address is 7400 North Oracle Road, Suite 200, Tucson, Arizona 85704 and its telephone number is (520) 575-5600.


RECENT DEVELOPMENTS

     Tintaya Acquisition. On October 6, 1994, the government of Peru declared the consortium of Magma Copper Company and its wholly-owned subsidiary, Global Magma, Ltd., the winning bidder in the privatization of Empresa Minera Especial Tintaya, S.A. ("Tintaya"), which owns one of the largest operating mining projects in Peru. Closing of the purchase occurred on November 29, 1994. At closing, Magma (together with its wholly-owned subsidiary) purchased 98.43% of Tintaya, with Tintaya's employees subscribing to purchase the remaining 1.57% interest in accordance with an agreement with the Peruvian government. Magma paid $243 million for its interest in Tintaya and is required to make an additional $85 million in capital expenditures at this project over the next 5 years.

     Tintaya is a low-cost, open-pit copper mine and concentrator operation. It has a large area of established ore reserves and has excellent exploration potential. Magma has already identified what it believes to be several highly prospective mineralized areas and is conducting a major exploration program to prove up additional reserves. In 1993 and 1994 Tintaya produced 110 million pounds of copper in concentrate per year at a cost of about $0.60 per pound of refined copper from an ore reserve of 58 million tonnes of 1.78 percent sulfide copper ore, or approximately two billion pounds of recoverable copper. Over the next two years, Magma plans to increase production to 140 million pounds per year at an estimated $0.55 per pound net cash operating cost. Magma is studying the feasibility of developing a leaching SX-EW operation that could produce 70 million pounds of copper cathode per year from an oxide mineralized resource of 21.7 million tonnes of 1.57 percent oxide copper. Based on the feasibility study, the SX-EW operation may reduce net cash operating costs from Tintaya to below $0.50 per pound and could expand the total annual production rate from the Tintaya property to over 200 million pounds per year in 1997.

     Prior to its investment in Tintaya, the Company made an extensive evaluation of the company, its operations and reserves, the legal, political and business climates in Peru and other factors. In this connection, investments in foreign companies often involve added risks of political instability, the possibility of adverse economic or tax reforms, inflationary conditions, the potential for restrictions on the repatriation of funds, and currency risks. As part of its investment in Tintaya, the Company and the government of Peru entered into a judicial stability agreement and the Company assumed an existing tax stability agreement between the government and Tintaya. These agreements between Magma or Tintaya and the Republic of Peru constitute sovereign commitments which provide, among other things, availability of foreign currency, remittance abroad of profits and capital, the right to use or sell any product derived from the Tintaya properties, tax and other non-discrimination stability and dividend withholding tax stability. Although these agreements do not eliminate all risk associated with its investment in Tintaya, the Company believes that they will minimize a number of the risks typically associated with an investment in a foreign property.

     Robinson Permitting and Construction. Construction on the Robinson Mine near Ely, Nevada, started on October 12, 1994. The Bureau of Land Management issued the Final Environmental Impact Statement, Record of Decision, and approved the Plan of Operation on September 9, 1994. On October 11, a 30 day appeal period expired and the approval of the Plan of Operation went into full effect. The project is expected to have an initial capital cost of $300 million and is expected to begin production in the first quarter of 1996.

     Based upon drill and assay results, the Company believes that Robinson has 252 million tons of proven/probable sulfide ore reserves with an average grade of .551% copper and with.0102 ounces of gold per ton and 53 million tons of gold reserves with an average grade of .0086 ounces of gold per ton. Robinson is expected to produce approximately 146 million pounds of copper annually for 15 years through traditional mining/concentrating/smelting/refining methods, 101,000 ounces of gold and 363,000 ounces of silver annually from sulfide copper ore and 16,000 ounces of gold annually from leaching operations during this time period. A metallurgical test program is currently under way to evaluate the feasibility of processing Keystone dump material which contains in excess of 69 million tons at a grade of .30% copper.

     Smelter Expansion Completed. A smelter expansion was completed in the first quarter of 1994 resulting in increased production, lower costs and improved environmental performance. Smelter production is at levels above the 720 million pounds of copper (in anode form) originally anticipated when the project was first undertaken. This increase in capacity should allow the Company to maintain its custom smelting business even with the expected increase of Magma source copper when the Robinson Mining District begins production.

     Lower Kalamazoo Development. Development of the Lower Kalamazoo ore-body at San Manuel is continuing with production expected to begin in 1997. Through December 1994, $61 million has been expended on this project. When developed, this orebody is expected to produce 2.1 billion pounds of copper and will extend the current mining operations at San Manuel an additional 12 years.

    Improved Operating Performance. Magma has increased copper production from its own properties by approximately 48% from 402 million pounds in 1988 to 595 million pounds in 1994. Production from the leaching, solvent extraction and electrowinning operations increased by 87% from 86 million pounds in 1988 to 161 million pounds in 1994. Net cash operating costs of copper sold have decreased from $.78 per pound ($.96 per pound adjusted for inflation) in 1988 to $.58 per pound in 1994. Net cash operating costs per pound represent (a) production costs of Magma source copper sold (excluding depreciation, depletion and amortization) reduced by credits for by-products and profits from custom processing divided by (b) total pounds sold from Magma sources. The Company attributes the increase in production and productivity and reduction in operating costs primarily to improved labor relations and the use of innovative operating technology.

     Revolving Credit Facility. On May 20, 1994, the Company renegotiated its revolving credit agreement (the "Revolver"), increasing the amount available from $200 million to $300 million. The Revolver, which expires May 19, 1998, is provided by a consortium of eleven banks and is available for general corporate purposes. Amounts outstanding under the Revolver may bear interest at the London InterBank Offered Rate (LIBOR), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear interest at the rate of LIBOR plus 0.7%. At December 31, 1994, there were no amounts outstanding under the Revolving Credit Facility.

     Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less than the sum of $450 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1994 and
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60%.

COPPER PRICE INFORMATION

      Copper is an internationally traded commodity. The copper prices established on the two major metals exchanges - The Commodity Exchange, Inc. ("Comex") in New York and the London Metal Exchange ("LME")
- - broadly reflect the worldwide balance of copper supply and demand. The profitability of the Company's operations is largely dependent upon the worldwide market price for copper. A $0.01 per pound change in the average price realized for the Company's 1994 output would have affected pre-tax income by an estimated $6.0 million. Copper prices have historically been subject to wide fluctuations and are affected by numerous factors beyond the control of the Company, including international economic and political conditions, levels of supply and demand, the availability and cost of copper substitutes, inventory levels maintained by copper producers and others and, to a lesser degree, inventory carrying costs (primarily interest charges) and international exchange rates.

    The following table of pertinent copper industry data contains Comex high, low and average copper prices per pound and illustrates the historic volatility of copper prices. Price data are given for the Comex standard-grade copper contract for the years 1985-1989. Thereafter, prices are given for contracts for delivery of high-grade copper cathode, which replaced the standard-grade contract effective January 1, 1990.

                              COMEX COPPER PRICES
                                 ($ per Pound)

                                      High(1)      Low(1)   Average(1)(2)
                                     -------     ------    -------------

  1985 . . . . . . . . . . . . . .     $ .66      $ .56          $ .61
  1986 . . . . . . . . . . . . . .       .69        .57            .62
  1987 . . . . . . . . . . . . . .      1.46        .60            .78
  1988 . . . . . . . . . . . . . .      1.63        .88           1.15
  1989 . . . . . . . . . . . . . .      1.59       1.00           1.25
  1990 . . . . . . . . . . . . . .      1.38        .96           1.19
  1991 . . . . . . . . . . . . . .      1.20        .96           1.05
  1992 . . . . . . . . . . . . . .      1.16        .94           1.03
  1993 . . . . . . . . . . . . . .      1.07        .72            .85

                                      High(1)     Low(1)     Average(2)
                                      -------     ------     ----------
  1994:
  First Quarter. . . . . . . . . .     $ .94      $ .78          $ .87
  Second Quarter . . . . . . . . .      1.13        .86            .99
  Third Quarter. . . . . . . . . .      1.28       1.06           1.14
  Fourth Quarter . . . . . . . . .      1.40       1.16           1.29
    Year . . . . . . . . . . . . .      1.40        .78           1.07
________

(1) Source: American Metal Market (1985-86), Metals Week (1987-1994)
(2) Source: MET Research

    The Company's average realized price per pound of copper was $.98 in 1994, $.94 in 1993 and $1.00 in 1992. The Company's realized price per pound includes a premium of several cents over the market price for copper cathode to reflect net delivery and financing costs. The Company's price for copper rod commands a premium over its price for copper cathode to reflect the value added by additional processing.

  The Company has instituted a copper price protection program to ensure, regardless of the copper price, adequate cash flow for the completion of several major capital projects which are important to its future. These projects, Tintaya, Kalamazoo and Robinson, have or will increase Magma's production and ore reserves and reduce overall cost per pound. The program includes hedging using either the purchase of copper price put options or forward sales of copper at a fixed price depending on copper market conditions including price and volatility. As a result of the copper price protection program, Magma's average copper price realized was nine cents per pound greater (94 cents versus 85 cents) than the average Comex price for 1993 and was nine cents per pound lower (98 cents versus $1.07) than the market price in 1994. With the recent purchase of Tintaya, and construction of the Kalamazoo and Robinson mines, the copper price protection program was extended into early 1997. In contrast to 1994, which included a significant amount of forward sales entered into at the end of 1993, the program for 1995 and 1996 consists almost entirely of copper price put options which lock in a copper price floor and operating cash flow while retaining the upside potential of higher copper prices. As a result of this program, which creates a copper price floor of 87 cents and 93 cents for 1995 and 1996 respectively, Magma will be able to complete its current strategic growth opportunities with moderate outside financing and maintain its strong financial position and flexibility.

COMPETITION

  The Company does not believe that it or any other copper producer can individually exercise a material influence on the markets in which the Company operates. The price of copper depends largely upon industrial consumption and other market conditions beyond the Company's control. Many foreign and domestic copper producers benefit from higher grade ore bodies than those owned by the Company. Further, most foreign producers benefit from lower labor rates than those of United States producers. Because of their need for foreign exchange and the political impact layoffs might have, some foreign producers have, in the past, maintained production levels without regard to the condition of the world copper market or the profitability of their mining operations.

  The Company's custom smelting and refining operations compete with other smelting and refining operations, primarily Japanese based companies, for the treatment of copper concentrates. At present, certain foreign governments impose a tariff on refined copper that protects smelting and refining margins by increasing the price of finished cathode to domestic consumers. As part of the General Agreement on Tariffs and Trade, otherwise known as the GATT agreement, the Japanese government has agreed to lower the tariff on refined copper from eight percent to three percent ad valorem over a five year period from 1995-2000. The level of foreign tariffs should impact the Company's ability to successfully bid for the treatment of foreign concentrates.

  The Company and other copper producers also compete with manufacturers of other materials, including aluminum, stainless steel, plastics and fiber optic cables. Should copper prices increase sharply, substitution of these alternative materials for copper may occur.

PRODUCTS AND SALES

    Products. Magma's principal products are high quality copper cathode and copper rod, the latter of which is the basic feedstock of the copper wire and cable industry. Approximately 56% of the copper sold by the Company in 1994 was sold as copper cathode, 39% was sold in the form of continuous cast rod, and the remaining 5% was sold in other forms. Copper revenue in 1994 increased by 11% to $787.8 million, compared to $710.5 million in 1993, due to a $.04 increase in Magma's average realized price per pound, as well as an increase in sales volume.

    In addition to smelting and refining copper concentrate production from its own mines, the Company processes a substantial amount of copper concentrate on a toll or purchase basis. The profits from processing third party concentrate effectively reduce the Company's overall cost of producing copper from its own mines. The total quantities of copper produced by the Company, copper smelted and refined on a custom basis and copper sold by the Company from its own mines during each year in the five-year period ended December 31, 1994 were as follows (in millions of pounds):

                      Custom Processing
          Total    -----------------------     Inventory       Magma
         Copper       Toll      Sales of     Fluctuations      Source
 Year  Produced(1)  Customers Purchased(2)   and Other(3)   Copper Sales
 ----  ----------- ---------- ------------   -------------  -------------

 1994     888.6      (114.0)     (170.9)          (7.2)         596.5
 1993     845.6       (92.2)     (179.0)         (16.1)         558.3
 1992     767.8       (65.5)     (158.6)          23.1          566.8
 1991     703.2       (75.3)     (114.2)          10.2          523.9
 1990     675.5      (119.8)      (98.3)          32.4          489.8

(1)  Total refined and unrefined production, including custom processing.
(2) Sales from total purchased copper, including concentrate and other purchases from third parties.
(3)  Amounts include sales from purchased copper cathode.

    Magma's operations also produce gold and silver-bearing residues and molybdenum disulfide as by-products. Revenue from gold sales in 1994, including gold contained in raw materials purchased from others, was $29.5 million on sales of 77 thousand ounces. Revenue from silver sales in 1994, including silver in raw materials purchased from others, was $17.0 million on sales of 3.3 million ounces. Revenue from sales of molybdenum disulfide in 1994 was $22.5 million on sales of 4.9 million pounds molybdenum
contained.   The Company uses sulfuric acid produced in the smelting
process in its copper leaching operations and sells excess acid to third parties.

     Sales. The Company's sales strategy includes (i) expanding sales to North American consumers, while preserving a core of long-term customer relationships in Asia, (ii) custom smelting and refining of third party concentrate to supplement feedstock to its smelter from Magma's own mines, and (iii) maintaining an optimal mix of copper rod and copper cathode sales.

   The Company's export sales have declined in recent years primarily due to increasing U.S. consumption and the recession in Japan. The Company is maintaining its presence in the Asian markets by supplying cathode to major fabricators on an annual and spot basis. The Company's export sales as a percent of total revenues were 21%, 25% and 29% for the years ended December 31, 1994, 1993 and 1992, respectively.

   Customers. During 1994, the Company's copper was sold to approximately sixty-three (63) customers. Sales of copper to the Company's largest customer, a merchant trader, accounted for 22% of total revenues during the year. Because copper is an internationally traded commodity, the Company does not believe that the loss of any one customer would have a material adverse effect on the results of its operations.

OPERATIONS

    Overview. The Company conducts its copper mining, smelting and refining operations in Arizona and Peru (acquired in November 1994). Its mining operations are conducted through its San Manuel, Pinto Valley, Superior and Tintaya Mining Divisions. Magma Metals Company, a wholly-owned subsidiary, operates the smelting and refining complex and rod plant and conducts the Company's commercial activities. The Company has two subsidiaries which conduct railroad operations in support of its copper mining operations. The Company also operates a gold leaching facility and is constructing a major copper operation at its Robinson Mining District near Ely, Nevada. The Company currently has two subsidiaries that are
conducting exploration activities in Mexico and Chile.   A detailed
description of the Company's mining properties is included in Item
2-Properties.

    Mining Operations. The San Manuel Mining Division mines and mills copper sulfide ore principally from its underground mine. The underground mine ranks as one of the world's largest in terms of production. Approximately 215 million pounds of copper were produced from the mine in 1994. The Company employs block caving, which involves the undercutting or removal of a horizontal slice of ore (a "stope block") that is large enough so that the unbroken ore above the stope block falls into the undercut.
The ore is then drawn from the undercut and transported to the surface, where it is processed at the San Manuel concentrator. The concentrate is processed further at the Company's smelting and refining complex.

    The San Manuel Mining Division also produces copper from oxide ore heaps constructed during past open-pit operations by the Company. Copper is produced through heap leaching and SX-EW processing, which are generally lower in cost than copper obtained from sulfide ore through traditional methods. The leaching operations utilize sulfuric acid produced as a by-product from the Company's smelting process. The Company also maintains an in situ leaching program in or around worked out portions of the San Manuel open-pit and underground mines. During 1994, heap leaching and in situ production at San Manuel totaled approximately 109 million pounds. Heap leaching operations and in situ copper production will continue into the future, even though open-pit mining operations have now been completed.

    The Pinto Valley Mining Division conducts its operations through the Pinto Valley and Miami Units. The Pinto Valley Unit mines copper sulfide ore from its open-pit mine for both the concentrating/smelting/refining and the leaching/SX-EW production methods. The Miami Unit conducts in situ leaching at a closed underground mine, as well as leaching of concentrator tailings. In 1994, copper produced by the Pinto Valley Mining Division accounted for approximately 199 million pounds of the copper cathode refined by the Company, of which 44 million pounds of copper cathode were processed by the Division's two SX-EW facilities, and 155 million pounds were processed at its concentrator and processed further at the Company's smelting and refining complex.

    The Superior Mining Division mines sulfide ore through traditional underground stoping methods. Ore is delivered directly to the Division's concentrator for processing. The concentrate is smelted and refined at San Manuel. During 1994, the Superior Mining Division produced approximately 41 million pounds of copper.

   Magma Tintaya S.A. mines sulfide ore through its open-pit operations. The ore is processed into concentrate through its concentrator. The Company purchased the mine and took control on November 29, 1994. During December 1994, approximately 11 million pounds of copper were produced.

     The following table sets forth the percentage of saleable copper contained in production derived from each of the Company's mining operations in 1994:


                       San Manuel  Pinto Valley   Superior   Tintaya  Total
                       ----------- ------------- ---------- -------- ------

Underground Mine
  Concentrate               38%          --%          7%        -%      45%
Open-Pit Mine
  Concentrate               --           26          --         2       28
Open-Pit Mine
  Dump Leaching (SX-EW)     18            5          --        --       23
In Situ Leaching
  (SX-EW)                    2            2          --        --        4
                          ----         ----        ----      ----     ----
     Total                  58%          33%          7%        2%     100%
                          ====         ====        ====      ====     ====

   In total, 27% of the Company's copper production was from lower cost leaching/solvent extraction-electrowinning ("SX-EW") methods and 73% from traditional mining/concentrating/smelting/refining methods.

    Transportation. The Company has two Arizona subsidiaries which conduct railroad operations. The San Manuel Arizona Railroad Company operates a 29-mile common carrier route from San Manuel which is ultimately linked to the Santa Fe Southern Pacific Corporation railroad system. The Magma Arizona Railroad Company operates a 28-mile common carrier route from the area of Superior, Arizona to the same system.

   Exploration. Magma Mexico Exploration Corporation and Magma Copper Chile, Inc., both wholly-owned subsidiaries of the Company, are conducting exploration activities in their respective countries.

    Smelting. Copper concentrate is processed through the smelter and cast into copper anodes. Sulfur dioxide offgases collected from the smelter and converters are processed into sulfuric acid at the acid plants and are either used in the Company's leaching operations or sold to third parties. The major smelter components include: (i) an oxygen-enriched flash furnace, (ii) an oxygen plant, and (iii) acid plants. The smelter has the capacity to process 3,800 tons per day of new sulfide copper concentrate. In 1994, the smelter processed approximately 1,208,000 tons of new sulfide concentrate.

    Refining. The refinery electrolytically refines the copper anode produced in the smelter into copper cathode with a minimum 99.95% pure copper content. In 1994, approximately 666 million pounds of copper anode were refined. Precious metals, primarily gold and silver, are recovered in residues at the end of the refining process and are sold to third parties.

    Casting. The continuous cast copper rod mill, near the refinery, melts copper cathodes and casts a bar which, in turn, is drawn into copper rod. The rod mill has a nominal rated capacity, based upon a 5-day work week, of approximately 300 million pounds of copper rod per year. In 1994, approximately 306 million pounds of copper rod were produced at the rod mill.

    Custom Smelting & Refining. The Company smelted and refined, on a custom basis (including tolled and purchased concentrates), approximately 403,000 tons of concentrates for, or purchased from, third parties during 1994. Magma is diversifying its sources of feedstock to include a number of U.S. and foreign producers, in addition to Magma's own mines.

    Process Materials and Resources. The principal process materials used in the Company's operations are natural gas, lime, silica flux, flotation reagents, water and sulfuric acid. The San Manuel Mining Division obtains lime, silica fluxes and water required for operations from Magma's own properties and properties leased from others. The Company's other properties obtain lime requirements from third parties and can satisfy their water requirements from either their own sources or from third parties.

    The acid plants contained within the Company's smelting and refining complex convert sulfur dioxide gases to sulfuric acid, which is used in leaching and refining at both the San Manuel Mining Division and Pinto Valley Mining Division. The flash furnace included in the retrofitted smelter uses the sulfur in the copper concentrate as its primary fuel together with oxygen produced on site. Natural gas and oil are used as auxiliary fuels.

    Adequate supplies of natural gas, oil and the processing materials obtained from the Company's operations and from third parties have been, and are expected to continue to be available on a competitive basis.

EMPLOYEES

   On December 31, 1994, the Company had 4,200 employees at its U.S. operations, of whom 2,874 were hourly-rated employees and 1,326 were salaried employees. The Company's hourly-rated employees are represented by eight labor unions. The United Steelworkers of America ("USWA") represents the greatest number of hourly employees at the San Manuel Mining Division and Magma Metals Company. At the Pinto Valley Mining Division, seven individual unions are jointly certified. Of these, the USWA has the largest membership.

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

   As of December 31, 1994, Tintaya had 769 employees. Employees at Tintaya are divided by law and union affiliation into three categories. Management and professionals are one group (20%) and are not represented by a union. The second group of union employees consists primarily of technical and administrative assistants, but also includes some operating and production positions (40%). The third group is comprised of union workers who perform a variety of mine production and maintenance work (40%).

   Tintaya has two labor unions. Labor agreements have been signed with both unions and are effective from September 30, 1994, to September 30, 1995. The settlements are consistent with labor agreements of other copper producers in Peru. Tintaya enjoys very good labor relations with its employees, and has not suffered a significant work stoppage since it began operations in 1985.

    The Company encourages the cooperation of management, its employees and their unions, along with employee work re-design, employee involvement and other programs, in an effort to reduce costs, improve productivity and enhance employment security. The Company believes that its success in these areas has been a major contributing factor in Magma's improving operational performance.

LICENSES

   The Company has a perpetual license from Southwire Company to use the Southwire continuous copper rod casting system, including patented processes and machines and related knowledge, at the Company's rod plant in San Manuel, Arizona.

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

    The Company has a perpetual license from Outokumpu Oy to use the Outokumpu process, including the Outokumpu flash furnace and related knowledge, at the Company's retrofitted smelter at San Manuel. This process allows the Company to recover almost 100% of smelter and converter offgases generated in the smelting and converting process and yields sulfuric acid for the Company's leaching activities.

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

   Smelter Emissions and Air Pollution. The Federal Clean Air Act (the "Act"), and implementing regulations thereunder, restrict smelter emissions into the atmosphere. The Company retrofitted its smelter in 1988 to achieve compliance with all existing sulfur dioxide and particulate matter standards. The Company believes there were no exceedances of any state or federal sulfur dioxide emission limits, nor were there violations of national ambient air quality standards in 1994. Amendments to the Act, which were signed into law in 1990 (the "1990 Amendments"), and Arizona state air legislation passed in 1992 along with regulations currently under consideration (the "Arizona Clean Air Act") may restrict smelter emissions in the future. In this regard, the Company cannot predict at this time the level of new emissions controls and related costs which may be required for it to comply with standards governing emissions of sulfur dioxide, particulates and hazardous air pollutants that are expected to be adopted under the 1990 Amendments, or the Arizona Clean Air Act.

   Federal regulations may require the stabilizing of mineral tailings to reduce blowing dust and in 1994, a new Arizona law requiring surface disturbance restoration (excluding open-pits) was enacted. In anticipation of the possible effects that the laws and regulations relating to mining disturbances might have at several of its mining divisions, the Company has voluntarily covered selected tailings impoundments with either rock capping or with fertile topsoil on which vegetation has been planted. In addition, the Company is now implementing and testing an innovative reclamation technology called Environmental Mine Practices and Cattle Treatment ("EMPACT") on tailings impoundments, mine waste rock dumps and other mine facilities which utilizes cattle, hay and other organic matter to generate soil media, stabilize surface disturbances and facilitate revegetation.

   Air Pollution Control Costs. The Company makes expenditures for environmentally related capital improvements on an ongoing basis. In 1988, the Company spent $160.7 million, including financing costs, on an environmentally related smelter retrofit. The Company borrowed $35.7 million from the Industrial Development Authority of the County of Pinal to finance the construction of those portions of the smelter retrofit that qualified as pollution control facilities under the relevant statutes. In addition, in 1993 and 1994, the Company incurred $85 million of capital improvements relating to the construction of the smelter's third acid train facility and flue dust leach plant. These improvements have expanded the capacity and improved the environmental performance of the smelter.

   Currently, the Environmental Protection Agency is considering modifications to the time periods in which ambient concentrations of sulfur dioxide are measured. Proposed changes represent a significant increase in stringency over the current standards. The Company believes that such standards would be extreme and are unnecessary, and would not result in substantial improvement in the air quality. Furthermore, the Company believes that the cost-benefit ratio of complying with such regulations would far exceed the expected benefits levels. It is actively engaged in scientific studies to support its position and, along with other parties that would be adversely affected by such requirements, is actively engaged in this rulemaking process. However, if such rules are promulgated, substantial costs to conduct monitoring and comply with regulations could result.

   Required Permits. Various federal, state and local laws and regulations require the Company to maintain certain environmental permits for its mining, concentrating and smelting operations. The Company believes it has obtained all necessary environmental permits and licenses currently required for its business.

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

   Under regulations recently adopted by the Arizona Department of Environmental Quality, the Company has filed, on November 1, 1994, an application for a five-year operating permit for its San Manuel smelter and related mineral processing facilities including the recently permitted improvements. The permit is intended to meet the requirements for a major air pollution source operating permit prescribed by Title V of the 1990 Amendments to the Act. Minor source (non-Title V) permit applications for the mine/mill/leaching complex at the San Manuel Mining Division, the Miami Unit at the Pinto Valley Mining Division, and Superior Mining Division facilities will be filed when requested by ADEQ. Since ADEQ has yet to issue permits under its new regulations, the Company cannot predict whether it will incur additional costs, other than the costs for emissions testing and similar application-related activities, to comply with requirements to
be imposed under the permits.   However, while the permits are expected to
regulate some activities not currently regulated, the previous emission limits and other operating standards which the facilities are subject to are unchanged and as a result issuance of the permit is not expected to result in any material increase in compliance costs.

   Under water quality regulations adopted by the Arizona Department of Environmental Quality, the Company is required to submit new applications for certain existing facilities to obtain Aquifer Protection Permits for
its facilities in Arizona at San Manuel, Pinto Valley and Superior.   Some
of these applications are required to be submitted during 1995. Since ADEQ has yet to issue these permits, the Company cannot predict whether it will incur additional costs. Costs to conduct additional monitoring, as well as operating modifications which were previously not required under prior regulations and permits may be included. However, the Company does not expect permit conditions to increase compliance costs substantially.

   The Company is currently in the process of constructing and developing the Robinson Project near Ely, Nevada. Among the various permits and approvals required, the Company was required to comply with requirements of the Federal Land Policy Management Act ("FLPMA"), which requires the prevention of undue and unnecessary degradation and reasonable reclamation of surface disturbances on Federal lands. A portion of the project is on Federal lands administered by the Bureau of Land Management ("BLM"), which regulates mining activities on federal lands pursuant to FLPMA under its Surface Management Regulations. Those regulations also require compliance with other federal laws to protect the environment, including the National Environmental Policy Act ("NEPA"). In early 1993, the BLM determined that an Environmental Impact Statement ("EIS") was required to comply with NEPA. On September 9, 1994, the BLM issued a Final Environmental Impact Statement and Record of Decision approving the Company's plan of operations for mining activities at the project. A 30 day appeal period for that decision ended on October 11, 1994, at which time a third party filed an appeal. However, no stay of the decision was requested, so the decision remained in full force and effect. That appeal was subsequently withdrawn by the appellant on January 31, 1995. Project construction commenced on October 12, 1994. All other federal, state and local permits required for project construction and operation were previously obtained. Permit amendments or additional permits may be required from time to time in the future to deal with project additions, modifications and expansions.

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

   In September 1993, Magma received from the Environmental Protection Agency ("EPA") a request for information pursuant to Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") regarding the Colorado School of Mines Research Institute ("CSMRI") Site. Upon receipt and review of the submitted information, the EPA sent notice in January 1994 that it did not consider Magma to be a potentially responsibility party ("PRP") at the CSMRI site. Subsequent to that, Magma has received a letter from the EPA that based on additional information Magma may be a PRP at the site. Since Magma did not own, operate, generate, transport, or dispose of the material at issue, Magma does not meet the legal requirements to be a PRP and therefore ultimately expects to be removed from the PRP list for this site.

   Groundwater. In late 1988, the ADEQ announced a project to address acidic water drainage in the Globe-Miami, Arizona area, which includes the Company's Pinto Valley Mining Division. The ADEQ subsequently issued a record of decision in which it identified the affected area as the Pinal Creek Water Quality Assurance Revolving Fund ("WQARF") site, and determined that the Pinto Creek portion of the area, where the bulk of the Pinto Valley Mining Division's operations are, will not be the subject of site investigation or remediation efforts. The project relates to a plume of subsurface contamination that has been under state and federal study since 1980. In 1986, the EPA issued to another area copper producer a finding of violation and order regarding surfacing of acidic water related to this subsurface plume. Magma, along with current and former copper producers, has been engaging in voluntary pumping and treatment operations, which may be intensified, with a view to reducing the contaminated plume. In addition, the Company is voluntarily participating in remedial investigation/feasibility study determinations with other interested parties in this identified area. The cost of such activities is shared by Magma and the other producers. Although the cost is not material on a yearly basis, the Company cannot estimate the duration over which such activities may have to take place, or whether the cost of the remedial activities will increase as permanent cleanup activities are approved and implemented.

   The Company and two other companies sharing voluntary responsibility for groundwater cleanup and the remedial investigation/feasibility study, have sued, in an action in the Federal District Court of Arizona, other former owners/operators of mining and mineral processing facilities in the Globe-Miami areas to obtain reimbursement for all or a part of the amount already expended in remedial actions and for any future costs incurred at the site. Several of these defendants claim that the Company must indemnify them from any liabilities at the site. The Company does not believe that these claims have validity, and that even if the proponents of such claims prevail, the Company believes it will not incur any material liability or costs in relation to this matter, although there can be no assurance in this regard.

   Surface Water.  The Superior and Pinto Valley Mining Divisions have been
issued permits by the EPA under the federal Clean Water Act ("CWA").    In
late 1992, the EPA and the ADEQ indicated that they would seek civil penalties for violations of various CWA permit conditions and state surface water quality standards at Superior and Pinto Valley that occurred from 1989 through 1992. As a result of severe rainfalls in late 1992 and early 1993, the Superior and Pinto Valley divisions suffered from flooding, water containment structural failures and technical exceedances of permit standards. On November 8, 1994, the court entered a Consent Decree in the above-captioned enforcement action under the federal Clean Water Act.
Under the Consent Decree, Magma has paid $435,000 to the United States and $240,000 to the State of Arizona as either penalties for violations or payments in lieu of penalties for violations of federal and state clean water laws. Pursuant to the Consent Decree, the Company has also undertaken a significant upgrading of its water management facilities. The Company has spent $8 million to correct and upgrade these facilities in 1993 and 1994 and anticipates spending an additional $6 million in 1995. These costs are being capitalized and will be amortized over the remaining mine life. Finally, the Company has agreed in the Consent Decree to undertake investigation and possible surface water and groundwater remediation of an area in which mining activities occurred until the early 1930's called the Old Dominion.

   Recently, the Peruvian Government has begun the process of establishing more effective institutions and legislation to support a modernized environmental framework. New environmental mining regulations were promulgated in January of 1994. This regulation establishes the availability of environmental stability contracts, under which mines are required to implement an approved adequation and environmental management Program ("PAMA"). Provision for compliance is within ten years. Stability contracts require industrial facilities to comply with environmental performance standards by implementing overhaul projects and adopting a third party environmental audit program. It is anticipated that the Ministry of Energy and Mines ("MEM") will approve PAMA and administer an environmental stability contract for Tintaya. Management does not believe that this new legislation will significantly affect its operations.

   Compliance with, or changes in the aforementioned federal and state environmental laws and regulations or enactment, or promulgation of new laws and regulations, could require the Company to modify or curtail its operations or to incur substantial additional capital expenditures.

ITEM 2.  PROPERTIES

    Overview. The Company owns or has interests in approximately 32,500 acres of land in southeastern Arizona, where it currently conducts all of its U.S. copper operations. It also owns 12,500 acres of land at its Robinson Mining District near Ely, Nevada, where it conducts a gold leaching operation and is developing a major copper project scheduled to be in production during the first quarter of 1996. The Company's mineral interests are held in fee or are derived from patented and unpatented mining claims and mineral leases. The Company also owns water rights, rights-of-way and interest in other leases.

   On November 29, 1994, the Company acquired through privatization from the government of Peru, Empresa Minera Especial Tintaya, S.A. Tintaya owns a 39,600 acre area of established ore reserves with excellent exploration potential and operates a low-cost, open-pit copper mine and concentrator operation.

   The Company's ore reserves are estimated by its engineering staff utilizing standard techniques and standard modeling software, typically with the assistance of independent mining consultants. These estimates are based on expectations of geological, geomechanical, metallurgical and other conditions, which may vary from those acctually encountered, with the result that the tonnage and grade of ore recovered and rates of production may be more or less than anticipated. Further, market price fluctuations in copper, changes in operating and capital costs, orebody definition, drilling and testing, and other factors affect ore reserves. In addition, the Company is subject to the normal risks encountered in the mining industry, such as unusual or unexpected geological formations, cave-ins, flooding, fires and environmental issues.

    The Company's mining operations are conducted by several divisions described below and in Item 1-Business.

SAN MANUEL MINING DIVISION

    The San Manuel Mining Division, near San Manuel, Arizona, 45 miles northeast of Tucson, Arizona, is accessed by State Highway 77. Sulfide ore is mined from the San Manuel orebody through underground block caving while oxide ore is leached through heap leaching and in situ leaching. Cathode copper is produced from leach solutions at the SX-EW plant using a solvent extraction-electrowinning process. The Division utilizes a concentrator to produce concentrate from sulfide ore which is further processed at the Company's smelting and refining complex.

    Investment in the Division's property, including plant and equipment, totaled $230 million as of December 31, 1994. Electricity is provided by the Arizona Public Service Company.

    The San Manuel Mining Division ore reserves are contained on land held by the Company under patented mining claims and mineral leases from the State of Arizona. Approximately 2% of the sulfide ore deposit lies on land leased from the State and is subject to production royalties. Mineral leases will expire in the years 2003 through 2007, but the Company has a preferential right to renew these leases for a term of twenty (20) years. Currently there is no active production from state-leased land. Mining on leased land is scheduled to resume in 1996. The Company owns or controls through lease agreements, easements, and rights-of-way, surface use of surrounding land in support of the mining operations.

    Extraction of sulfide ore from the San Manuel underground mine began in 1956, and the mine now ranks as one of the world's largest underground copper mines in terms of production.

    The San Manuel and Kalamazoo orebodies are two faulted segments of what was once a single, cylindrical-shaped shell of disseminated copper mineralization about 7,700 feet long and 2,500 to 5,000 feet in diameter. The shell varies in thickness from 100 to 1,000 feet and wraps around a central low-grade core.

    Ore reserves in the San Manuel orebody consist of both copper sulfide and oxide ores with oxide ores confined to the upper reaches of the orebody. Some chalcocite enrichment is present in minor amounts. Much of the upper part of the orebody has been oxidized in varying degrees, mainly to chrysocolla. The sulfide ore in both the Kalamazoo and San Manuel orebodies consists essentially of disseminated chalcopyrite in quartz monzonite and monzonite porphyry. The Lower Kalamazoo deposit is discussed in Item 7 under Development Opportunities.

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

    Investment in the Division's property, including plant and equipment, totaled $85 million as of December 31, 1994. Electricity is provided by Salt River Project.

    Mining is conducted through two units: the Pinto Valley Unit and the Miami Unit. The Pinto Valley Unit mines copper sulfide ore from its open-pit mine for both concentrating/smelting/refining and leaching/SX-EW production methods, while the Miami Unit conducts in situ leaching of the area of rubble above a closed underground mine and hydraulic mining/leaching of concentrator tailings.

Pinto Valley Unit

    The Pinto Valley mine is about six miles west of the town of Miami in Gila County, Arizona. Substantially all the operations take place on land owned by Magma. The land consists of patented mining claims, unpatented mining claims and fee lands.

    The Pinto Valley deposit is an orebody containing chalcopyrite, pyrite and minor molybdenite as the only significant primary sulfide minerals. These minerals occur in veins and microfractures, and less abundantly as disseminated grains. As presently defined, the deposit is bounded by post mineralization faults. On the south is the South Hill fault, on the east is the Jewel Hill fault, and on the west is the Gold Gulch fault. Ore reserves are estimated using standard techniques and standard modeling software.

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

    Dump Leaching of Copper Sulfide Ore. Low-grade copper-bearing waste material which has been stripped from the open-pit mine and is classified as leachable is transported to large sulfide ore dumps. The dumps are sprayed with water and sulfuric acid which dissolve contained copper and produce a pregnant leach solution. The pregnant leach solution is fed into the SX-EW plant located near the dumps. The SX-EW plant has the capacity to produce approximately 20 million pounds of copper cathode per year. Essentially all of the sulfuric acid used in the Pinto Valley Unit's dump leaching operation is produced by the Company.

Miami Unit

    The Miami Unit is immediately north of the town of Miami. All operations take place on Magma-owned land.

    In Situ Leaching. The Miami Unit's underground mine ceased operation in 1959 upon the depletion of all the copper ore that could be economically mined using block caving methods. However, the area of rubble created by the block caving has been used for in situ leaching of mixed oxide/sulfide ore since 1941. The geographic area of the leaching operations was expanded in 1986 and the sulfuric acid content of the leach solution was increased. The copper bearing leach solution is processed in the SX-EW plant near the underground mine. The plant has the capacity to produce 28 million pounds of copper cathode per year.

    Miami No. 2 Tailings Project. Mill tailings associated with the old Miami underground mine are reclaimed using hydraulic mining methods to produce a slurry of tailings and water. Sulfuric acid is added to the slurry to dissolve the copper contained therein and the resulting pregnant leach solution is processed through the Miami Unit's SX-EW plant. The remaining tailings are transported for disposal through an overland pipeline to an abandoned pit. Production from the project is expected to continue through 2000.

SUPERIOR MINING DIVISION

    The Superior Mining Division is an underground operation near Superior, Arizona, approximately 65 miles east of Phoenix via U.S. Highway 60. Milling operations are conducted at the concentrator, north of Superior. Ore is hoisted from mine working levels to the 500 foot level and then carried by underground railroad to the concentrator at Superior.

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

    The mine currently produces copper sulfide ore from underground using the undercut and fill mining method at a rate of 1,500 tons per day. The No. 9 shaft facilities, originally commissioned in 1972, were dewatered and rehabilitated when the mine was reactivated in 1990. Since reactivation a ramp system has been installed and utilizes mechanized mining equipment.

    The flotation concentrator was erected in 1928. Additions and modifications were made during the expansions of 1940 and 1970. When reactivated in 1990, all pumping and piping was downsized in accordance with the new mine plan. The crusher, ball mills, filter plant, and certain ancillary equipment have been rehabilitated since startup.

    Investment in the underground development, surface facilities, and concentrator complex totaled $35 million as of December 31, 1994. Electric power is supplied to the operation by Salt River Project.

    The Superior Division is currently engaged in a feasibility study on sulfide replacement ores in the vicinity of the No. 9 shaft which, if successful, could extend mine life two years. The results of this study are anticipated by mid-year 1995. Other studies on high grade copper veins could support production beyond the two year time frame.

    Ore in the Magma Mine is composed of the copper minerals chalcopyrite and bornite, associated with the gangue minerals hematite, quartz and calcite. Copper is the primary metal in the ore with silver and gold occurring as by-products. Orebodies occur as massive replacement of limestone by hematite, chalcopyrite and bornite and as vein-type orebodies, which have been significant producers in the district in the past.

    Current ore reserves occur in orebodies in several favorable horizons within the limestone sequence and in vein structures. Ore reserves are estimated using standard techniques and standard modeling software.

ROBINSON MINING LIMITED PARTNERSHIP

   The Robinson Mining Limited Partnership, formerly the Kennecott Nevada Mines Division, was acquired by Magma from the Kennecott Corporation and Alta Gold through a series of transactions in 1990 and 1991. Investment in this project totaled $119 million as of December 31, 1994. The Robinson Mining District consists of 12,500 acres and is 8 miles west of Ely, Nevada along State Highway 50. The patented mining claims and other real property comprising this project are owned by the Robinson Mining Limited Partnership of which Magma's wholly-owned subsidiary, Magma Nevada Mining Company, is the general partner and Magma Limited Partner Company, also a wholly-owned subsidiary, is the limited partner.

   In June of 1993, the Bureau of Land Management (BLM) required the preparation of an Environmental Impact Statement (EIS) as a precursor to
the final permitting of the Robinson Project.   The EIS was completed
September 9, 1994 with a supportive Record of Decision by the BLM. Final approval of the EIS and the ability to initiate construction under a mining plan of operations was received October 11, 1994. Construction contracts were awarded and work activities commenced at the site effective October 12, 1994. In addition, major equipment orders were released for fabrication on October 12, 1994. As of December 31, 1994, contracts and equipment totaling $228.1 million have been issued. Electricity is provided by Mt. Wheeler Power Company under a 10 year contract.

   Based on present estimates, copper ore production is scheduled to commence early in the first quarter of 1996 at an average daily throughput rate of 46,000 tons. The current capital estimate for the development of the mine and construction of a sulfide processing facility is $300 million. The property is expected to produce an average of 274,000 tons of concentrate per year, containing 146 million pounds of copper, 101,000 ounces of gold and 363,000 ounces of silver from sulfide copper ore over a fifteen year mine life. In addition to the copper sulfide operations, it is projected that an average of 16,000 ounces of gold in the form of dore will be produced annually over the life of the mine by heap leaching.

   The Cretaceous porphyry system was emplaced into Paleozoic sedimentary formations and faulted extensively. The various ore bodies, Liberty, Veteran, Tripp, Ruth, Kimberly and Wedge, represent the fault slices of the porphyry system.

MAGMA TINTAYA S.A.

   In November 1994, the Company acquired through privatization from the government of Peru, Empresa Minera Especial Tintaya, S.A. Empresa Minera Asociada Tintaya S.A., was incorporated as a 100% state-owned company in May, 1980, with a subsequent change of name to Empresa Minera Especial Tintaya S.A. in August, 1981. Tintaya was established to produce copper concentrates through the development and exploitation of ore deposits located in the province of Espinar, Cuzco. Tintaya began its mining activity on April 1, 1985. Production was initiated after an open-pit and concentrator were developed on the site in the early 1980's with the assistance of Canadian expertise, technology and equipment. After the acquisition of 98.43% of its shares for $243.2 million on November 29, 1994, Empresa Minera Especial Tintaya S.A. became Magma Tintaya S.A.

   The Tintaya concession (the "Concession"), granted from the Republic of Peru, is 16 km from the town of Yauri. The Concession is within the "Tintaya Bamba Copper Belt" of southeastern Peru which extends in a northwest-southeast direction over a distance of 200-250 km between the cities of Arequipa and Cuzco. The Copper Belt is a metallogenic region related to plate tectonic movements that created the Andes mountains. The belt contains a variety of non-ferrous metals including copper, lead, zinc, gold and silver. Mineral occurrences are primarily copper or copper-gold skarn deposits, hosted chiefly by the middle Cretaceous Ferrobamba Limestone and adjacent Upper Cretaceous to early Tertiary granodiorite and monzonite intrusive rocks related to the Abancay batholith. Although Tintaya currently operates the only active copper mining operation in the area, there are several concessions owned by private companies who may exploit additional non-ferrous metal prospects.

   The Concession is linked by the national road network to Cuzco (260 km) and to the port of Matarani through Arequipa (370 km). Concentrate is transported by road to either the Southern Peru Copper Corporation Smelter at Ilo (595 kilometers) or to the port of Matarani. From Matarani, the concentrates are shipped to overseas destinations including the Company's San Manuel, Arizona smelting and refining complex.

   Electric Power is supplied by Electro Sur Este S.A., a regional state power company whose main power plant is the Macchu Picchu Hydro-electric Power Station on the Urubamba River. In addition, Tintaya owns a diesel-electric plant to provide backup power in the event of an emergency. The plant is fully automated, and starts immediately in the event of a power outage from Tintaya's main energy source. Operations water supply is available from the nearby Salado River. Tintaya currently owns water rights granted from the Republic of Peru, not only for current operations, but also for planned expansions through the year 2004.

   Total proven and probable reserves include 58 million metric tons of sulfide milling ore at 1.78% copper from which 1.9 billion pounds of copper will be recovered over the currently projected life of the mine. In addition, there are 21.7 million metric tons of oxide material at 1.57% copper for which copper recovery and economic feasibility will be determined in 1995. The sulfide reserves and oxide resource occur in the operating mine area (Tajo Abierto, Chabuca Sur, and Chabuca Este). Exploration potential occurs adjacent to and below present reserves as well as Coroccohuayco and Chabuca Norte (both advanced exploration projects) and several locations throughout the Concession (grass roots projects). The Tintaya concession also includes a concentrator and a stockpile of oxide mineralized resource. With less than 10% of the 39,600 acres of land encompassed within the Concession drilled to date, the Concession holds a great deal of potential for further exploration opportunities. Ore reserves are estimated using standard techniques and standard modeling software by Division geology and engineering staff.

FLORENCE PROJECT

     The Florence project consists of 10,000 private and state-leased acres west of State Highway 79, north of Florence, Arizona. Magma's project team completed a pre-feasibility study and has recommended in situ mining followed by solvent extraction and electrowinning as the preferred methods of development for this resource. A feasibility study begun in 1994 will provide the detailed mine design, environmental permitting and facility engineering necessary to advance the project to the construction stage.
The advancement of this project is part of Magma's long-term strategy to increase copper production through the application of its SX-EW leaching technologies.

                                   ORE RESERVES
                        (Estimated as of JANUARY 1, 1995)

                                   Average           Recoverable
PROVEN/PROBABLE          Tons       Grade     Gold     Copper     Recoverable
RESERVES IN COMMITTED     (in      %Total    oz per    (lbs in       Gold
MINE PLANS(1)         thousands)   Copper      Ton   thousands)      (oz)
- --------------------- ---------- ----------  ------- ----------- ------------

SAN MANUEL
 MINING DIVISION
 Sulfide Mill Ore(2):
   San Manuel
     underground         49,092     0.619               526,253
   Kalamazoo
     underground
       (to 2890 ft.
        level)           37,546     0.600               390,134
   Kalamazoo
     underground
        (to 3440
          level)        202,605     0.612             2,147,319
   Underground dev.
      & Misc. muck        7,376     0.430                54,927
 Heap Leach Ore:
   Open-pit oxide           309     0.591                 2,048
   Residual in heaps                                     95,068
 In situ Leach Ore(4)   196,824     0.556               657,070
                                                      ---------
   Total San Manuel
    Mining Division                                   3,872,819

PINTO VALLEY
 MINING DIVISION
 Sulfide Mill Ore:
   Open-pit(3)          177,740     0.392             1,216,962
 Sulfide Dump
   Leach Ore:
     Leach Ore(3)        77,598     0.225                87,298
     Remaining on
      dumps             436,305     0.120                49,718
 Miami #2 Tailings Ore   19,621     0.380                77,841
                                                      ---------
  Total Pinto Valley
   Mining Division                                    1,431,819

SUPERIOR
 MINING DIVISION
 Underground
   Sulfide Ore(2)           679     5.270                66,327

MAGMA TINTAYA S.A.
   Open-pit sulfide      58,026(5)  1.780             1,965,155

ROBINSON MINING LIMITED PARTNERSHIP
   Sulfide Mill Ore:
     Open-pit mill ore  252,378     0.551    0.0102   2,327,139   1,666,290
   Gold Leach Ore
      in strip           53,400              0.0086                 274,659
  Total Robinson Mining                               ---------   ---------
    Limited Partnership                               2,327,139   1,940,949
                                                      ---------   ---------
TOTAL                                                 9,663,259   1,940,949
                                                      =========   =========




- ------------------
NOTES
(1)  All reserves were determined and commitments made to mine plans based upon a pricing assumption of approximately $.80 per pound of copper and all recoverable pounds of copper in sulfide mill ore calculated with
     96.5% smelter recovery.

(2)  Grade of copper stated is a minable diluted grade.

(3)  Grade stated is % net sulfide copper.

(4) Grade is estimated preleach grade; recoverable copper based on 50% recovery of preleach, in place, acid soluble copper.

(5)  Metric tons


                               MINERALIZED ROCK

      Magma also owns various other properties containing mineralized rock that it believes could be brought into production should market conditions warrant. Capital commitments, a favorable copper price, and in some instances planning or technical innovations would be required before operations could commence at these properties. These deposits are estimated to contain the following mineralizations as of January 1, 1995.

                                           %Total
Location             Tons (in thousands)   Copper        Gold Oz per Ton
- ----------          --------------------  ---------      ---------------

San Manuel Sulfide
  San Manuel Pillar         121,000          0.63
  San Manuel 2890            37,000          0.64
  Kalamazoo Pillar           64,000          0.72
  Kalamazoo 3980             93,000          0.77
  Tiger(2)                    6,000                          0.0350

Pinto Valley
  Slice 7/8(1)(2)           139,788          0.36

Miami
  In Situ(2)                190,000          0.58
  East                      100,000          1.44
  Copper Cities/Diamond
    H dumps                 104,000          0.20

Superior
  North Country A-beds(2)     1,154          4.90            0.0220

Robinson
  Material between
    $0.80/$1.00 cones       115,252          0.61            0.0076
  Keystone dump              68,645          0.30            0.0054
  Cu oxide in strip          28,096          0.41            0.0080
  Low Grade Cu sulfide
    stockpile                72,746          0.25            0.0074
  Liberty Phase III(2)       37,245          0.48            0.0074

Florence
  Oxide(2)                  368,160          0.34
  Sulfide                   330,000          0.39

Tintaya
  Open-pit Oxide(2)          21,700(3)       1.57
  Coroccohuayco              25,924(3)       2.10


(1)  Grade % net sulfide copper
(2)  At feasibility stage or in feasibility study
(3)  Metric tons



ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in legal proceedings of a character normally incidental to its business, including claims and pending actions against the Company seeking damages in large amounts or clarifications of legal rights. In many cases, insurance or other indemnification protection afforded to the Company relates to such claims. Although there can be no assurance in this regard, the Company does not believe that adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, would have a material adverse effect on the financial condition or results of operations of the Company.

    The Company is involved in legal proceedings pending in the Superior Court of Maricopa County, Arizona to adjudicate water rights of the Gila River system and source (the "Adjudication"). The Company's right to use groundwater at its facilities is potentially at issue in this case. These proceedings commenced in the 1970's and to date, over 62,000 claims have been filed. Among the claimants to the largest amounts of surface water are the United States, on behalf of itself and various Indian tribes, the State of Arizona, various municipal water providers, agricultural irrigation districts, and the Company. The Gila River Indian Community has asserted claims against the Company for damages attributable to groundwater withdrawals at San Manuel, but these claims have been stayed pending the outcome of the Adjudication. The Company has filed a claim challenging the Court's jurisdiction to adjudicate the Company's groundwater rights or alternatively seeking to confirm its groundwater rights. In 1994, the Superior Court set forth criteria for determining what groundwater would be
included in the Adjudication.   That decision is being reviewed by the
Arizona Supreme Court. Its opinion on this issue is likely to be rendered in early 1996.

   On February 4, 1994, two individuals served the Company in a purported class action lawsuit in federal district court against the Company and two other mining companies on behalf of a putative property owner class and a putative medical monitoring class that live adjacent to Pinal Creek and/or the Miami Wash downstream from mining properties currently operating by the Company and another mining company. The case is pending in the Federal District Court of Arizona. The complaint seeks response costs under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") for alleged contamination of plaintiffs' drinking and domestic use water because of groundwater contamination attributed to releases of hazardous substances from the defendants' property. The complaint also seeks common law damages for alleged loss of property value and increased risk of adverse health effects, medical monitoring costs, and punitive damages. The Company is vigorously defending this lawsuit.

   As a condition of the purchase of the Florence property from Conoco Oil Company, the Company was required to intervene in litigation instituted in October 1925 by the Gila River Indian Community, and captioned United States
v. Gila Valley Irrigation District, et al., filed in the Tucson Division of the United States District Court for the District of Arizona, (a/k/a "Globe Equity No. 59"). In that action, the Gila River Indian Community seeks to alter the administration of water rights above the Ashurst-Hayden Diversion Dam, near Florence, on the Gila River. The Florence property is below Ashurst-Hayden and some of the property is served by irrigation water from Ashurst-Hayden. In November 1994 various issues involving water quality and administration of the decree but not directly involving the Florence property were presented to the court. A ruling is expected on these issues in 1995.

   The Company is currently involved in investigations by the Arizona State Mine Inspector's office and the Federal Mine Safety and Health Administration involving an accident occurring August 10, 1993, at the Company's Superior Mining Division, in which four miners were fatally injured ("the Accident"). The Accident occurred when several tons of ore spilled into the manway compartment of the transfer raise in which the four victims were working. In the fourth quarter of 1994, the Company reached a tentative settlement with the principal agencies involved. As is customary in these circumstances, the proposed settlement covered all civil and any potential criminal claims and was circulated among various interested parties, including the United States Attorney.

   Following this action, in the first quarter of 1995, the United States Attorney's office for the District of Arizona served a grand jury subpoena upon the Company seeking information pertaining to this Accident. The United States Attorney's office also notified the Company that it is a subject and potential target of that investigation. The Company is in the process of responding to the subpoena and is otherwise cooperating with the government in this matter. Although it does not now know what action, if any, the United States Attorney ultimately will take, other than to investigate this incident, the Company does not believe that it was criminally culpable in connection with the Accident.

   See Item 1: Business-Environmental Regulations for information relating to certain other legal proceedings pertaining to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No issues were submitted for a vote of stockholders during the fourth quarter of 1994.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Company's Common Stock (trading symbol MCU) is traded on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low last sale prices of the Common Stock, as reported by the NYSE.

                                                   HIGH          LOW
                                                 --------     --------

1994:
       First Quarter . . . . . . . .              $17 1/4      $12 7/8
       Second Quarter. . . . . . . .               17 1/8       13 3/8
       Third Quarter . . . . . . . .               18 3/4       15 1/4
       Fourth Quarter. . . . . . . .               18 1/2       15

1993:
       First Quarter . . . . . . . .              $18 5/8      $13 1/4
       Second Quarter. . . . . . . .               15 1/4       10 5/8
       Third Quarter . . . . . . . .               12 1/4        8 7/8
       Fourth Quarter. . . . . . . .               13 3/4        9


      On March 1, 1995, the closing sale price for the Company's Common Stock, as reported by the NYSE, was $15 1/4 per share. On March 1, 1995, there were approximately 4,719 stockholders of record of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

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

     In recent years, the Company has not declared or paid cash dividends on its Common Stock and has retained all profits to fund capital projects and other expenses. The Company's dividend policy is reviewed from time to time by its Board of Directors. Future dividend decisions will take into account then current business results, cash requirements and the financial condition of the Company. The indentures which govern the Company's 12% and 11 1/2% Notes limit the amount the Company can pay as dividends, or use to make distributions on or repurchase its capital stock. Further, covenants in the Company's revolving credit facility require that the Company and its subsidiaries maintain a minimum consolidated net worth and establish a maximum ratio of debt to capitalization that may indirectly limit the Company's ability to pay dividends.

     Seven-year warrants (the "Common Stock Warrants") covering 4,112,765 shares of Common Stock were distributed by the Company on December 29, 1988 as dividends to Common Stockholders of record on December 12, 1988. Each Common Stock Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $8.50 per share. The Common Stock Warrants have traded on the NYSE since February 10, 1992. Prior to that time, they were traded on the AMEX. During 1994 and 1993, the sales price for the Common Stock Warrants ranged from $3 7/8 to $11 5/8. On March 1, 1995, the closing sale price of the Common Stock Warrants was $7 1/4. Additionally, seven year warrants to purchase 1,000,000 shares of Common Stock, exercisable at $8.50 per share, were issued with the Series B Preferred Stock on November 30, 1988. These warrants are not listed or traded on an exchange. All warrants are exercisable through November 30, 1995.

   In July 1993, the Company issued $100 million, or 2.0 million shares, of 5 5/8 percent Cumulative Convertible Preferred Stock, Series D, with a liquidation preference of $50.00 per share and a conversion rate of 3.448 (equivalent to a conversion price of $14.50 per share). Additionally, in December 1993, the Company issued $100 million, or 2.0 million shares, of 6 percent Cumulative Convertible Preferred Stock, Series E, with a liquidation preference of $50.00 per share and a conversion rate of 3.5945 (equivalent to a conversion price of $13.91 per share). Dividends are paid quarterly on both series of preferred stock issued in 1993. Dividends on the preferred stock are senior in right of any dividends which may be declared on the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA
         (Dollar amounts in millions, except per share amounts)

    The following selected financial data for each of the five years in the period ended December 31, 1994 are derived from the Consolidated Financial Statements audited by Arthur Andersen LLP, independent public accountants. The report of Arthur Andersen LLP with respect to the financial position of the Company and its subsidiaries as of December 31, 1994 and 1993, and the results of the Company's operations and cash flows for each of the years ended December 31, 1994, 1993 and 1992, appear elsewhere in this document. The selected financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 hereof and the Consolidated Financial Statements, related notes thereto, and auditors' report included in Item 8 hereof. See Index to Consolidated Financial Statements.


                                                 Year ended December 31,
                                             ------------------------------
                                               1994       1993      1992
                                            ----------  --------- --------

STATEMENT OF OPERATIONS DATA:(1)
 Sales (2) . . . . . . . . . . . . . . .    $  889.6   $  792.4   $ 819.5
  Cost of products sold. . . . . . . . .      (654.5)    (639.4)   (630.4)
  Depreciation, depletion and
   amortization  . . . . . . . . . . . .       (75.1)    (65.4)     (54.6)
  Selling, general and
   administrative (2). . . . . . . . . .       (22.7)     (22.1)    (19.4)
  Exploration, research and
   development . . . . . . . . . . . . .       (13.5)     (9.3)      (2.7)
  Restructure expense. . . . . . . . . .          --       (2.0)       --
     . . . . . . . . . . . . . . . . . .    --------   --------   --------
     Income (loss) from operations . . .       123.8       54.2      112.4
 Net interest expense (3). . . . . . . .       (14.3)     (26.4)     (35.8)
 Other . . . . . . . . . . . . . . . . .          .3        3.7        4.3
                                            --------   --------   --------
     Income (loss) before income
       taxes, accounting change,
       extraordinary item and preferred
       stock dividends . . . . . . . . .       109.8       31.5       80.9
  Income tax (provision) benefit . . . .       (22.4)      (8.7)     (22.6)
                                            --------   --------   --------
     Income (loss) before extraordinary
       item, accounting change and
       preferred stock dividends . . . .        87.4       22.8       58.3
  Premium on early repayment of debt,
    net of tax (4) . . . . . . . . . . .          --         --       (3.0)
  Cumulative effect of accounting
    change, net of tax . . . . . . . . .          --        (.9)        --
                                            --------   --------   --------
     Net income (loss) before
       preferred stock dividends . . . .    $   87.4   $   21.9   $   55.3
                                            ========   ========   ========

  Net income (loss)per common share,
    assuming full dilution (5) . . . . .    $   1.38   $    .40   $   1.19
                                            ========   ========   ========

  Earnings before interest, taxes,
    depreciation, and amortization
    - "EBITDA"(6). . . . . . . . . . . .    $  199.2   $  125.3   $  171.3

  Cash flow available for capital
    expenditures (net income plus
    depreciation, depletion,
    amortization)(6) . . . . . . . . . .       162.5       90.2      112.9

 BALANCE SHEET DATA (AT END OF PERIOD)(1):
   Cash and marketable securities. . . .    $   88.2   $  339.3   $  242.2
   Net property, plant and mine development  1,217.2      866.4      783.6
   Total assets. . . . . . . . . . . . .     1,576.6    1,350.8    1,156.5
   Long-term debt. . . . . . . . . . . .       386.8      392.3      395.0
   Stockholders' equity (1). . . . . . .       760.1      680.2      465.4
__________

(1) Reflects the Non-Cash Accounting Adjustments related to the Restructure and Quasi-Reorganization implemented at December 31, 1991.

(2) Certain freight costs have been reclassified as a deduction from revenue rather than a selling expense. All years have been restated to reflect this change.

(3) Excludes capitalized interest of $17.7 million for 1994 and $7.8 million for 1993.

(4)  In May 1992, the Company redeemed all $100 million of its Subordinated
     Reset Debentures and paid a premium on the early repayment of this debt.

(5) There were no cash dividends paid or declared on common stock during any of these periods.

(6)  Before restructure expense, extraordinary item and accounting change.

                                             Year ended December 31,
                                            --------------------------
                                               1991             1990
                                           ----------       ----------

STATEMENT OF OPERATIONS DATA:(1)
 Sales (2)                                 $  724.8         $  754.2
  Cost of products sold                      (585.7)          (555.6)
  Depreciation, depletion and
   amortization                               (43.6)           (33.4)
  Selling, general and
   administrative (2)                         (16.9)           (14.2)
  Exploration, research and
   development                                  (.9)             (.1)
  Restructure expense                        (203.2)(1)           --
                                            -------          -------
    Income (loss) from operations            (125.5)           150.9
 Net interest expense (3)                     (45.5)           (50.0)
 Other                                          2.4              7.8
                                           --------         --------
    Income (loss) before income
       taxes, accounting change,
       extraordinary item and preferred
       stock dividends                       (168.5)           108.7
  Income tax (provision) benefit               62.0            (26.0)
                                           --------         --------
    Income (loss) before extraordinary
        item, accounting change and
        preferred stock dividends            (106.5)            82.7
 Premium on early repayment of debt,
   net of tax (4)                                --               --
 Cumulative effect of accounting
   change, net of tax                         (14.0)              --
                                           --------         --------
    Net income (loss) before
      preferred stock dividends            $ (120.5)        $   82.7
                                           ========         ========
  Net income (loss) per common share,
     assuming full dilution (5)            $  (4.22)        $   1.98
                                           ========         ========
  Earnings before interest, taxes,
    depreciation, and amortization
    - "EBITDA"(6)                          $  123.6         $  192.1

  Cash flow available for capital
    expenditures (net income plus
    depreciation, depletion,
    amortization)(6)                           78.0            116.1

BALANCE SHEET DATA (AT END OF PERIOD)(1):
  Cash and marketable securities           $   91.3         $  113.6
  Net property, plant and mine development    766.2            713.0
  Total assets                              1,015.9          1,004.2
  Long-term debt                              340.9            362.9
  Stockholders' equity (1)                    409.1            447.2
- -----------------

(1)  Reflects the implementation at December 31, 1991, of the Non-Cash
     Accounting Adjustments.

(2) Certain freight costs have been reclassified as a deduction from revenue rather than a selling expense. All years have been restated to reflect this change.

(3) Excludes capitalized interest of $17.7 million for 1994 and $7.8 million for 1993.

(4)  In May 1992, the Company redeemed all $100 million of its Subordinated
     Reset Debentures and paid a premium on the early repayment of this debt.

(5) There were no cash dividends paid or declared on common stock during any of these periods.

(6)  Before restructure expense, extraordinary item and accounting change.


                               SELECTED OPERATING DATA

    The following table sets forth selected operating information of the Company for the periods indicated. (In millions of pounds, except as noted)

                                              1994       1993       1992
                                            ---------  ---------  ---------
COPPER PRODUCTION:

  San Manuel
    Underground                              214.8      219.3      219.7
    Oxide open-pit (1)                        97.9      100.2       86.3
    In situ                                   10.9       17.3       23.8
    Other                                     20.8       14.9        5.6
                                           -------    -------    -------
      Total San Manuel                       344.4      351.7      335.4
                                           -------    -------    -------
  Pinto Valley
    Sulfide open-pit                         154.6      138.9      161.9
    Pinto Valley leaching                     20.0       18.4       18.2
    Miami leaching                            24.4       22.0       19.5
                                           -------    -------    -------
      Total Pinto Valley                     199.0      179.3      199.6
                                           -------    -------    -------
  Tintaya (2)
    Sulfide open-pit                          10.9         --         --
                                           -------    -------    -------
  Superior
    Underground                               41.1       32.4       24.5
                                           -------    -------    -------
    Total copper production (3)              595.4      563.4      559.5
                                           =======    =======    =======
  Per pound cost of products sold:
    Magma sources
      Before credits (4)                   $   .71    $   .76    $   .77
      Credits (5)                             (.13)      (.10)      (.11)
                                           -------    -------    -------
      Net                                  $   .58    $   .66    $   .66
                                           =======    =======    =======
  Concentrate smelted
    (thousands of tons) (6)                1,208.0    1,076.0    1,060.1
  New fine copper (7)                        888.6      845.6      771.8
  Rod Produced (8)                           306.0      289.7      225.3

  Gold contained in residues
    and dore (thousands of
    ounces)(9)                                77.0      103.4      106.9
  Silver contained in residues
    (thousands of ounces) (9)              3,289.0    2,947.9    2,726.6
  Molybdenum disulfide production
    (pounds molybdenum contained)              4.9        4.8        5.2
 _____________
(1)  Oxide open-pit mining operations completed at the end of 1994.
(2)  One month of operations, Tintaya acquired on November 29, 1994.
(3)  Saleable copper contained in concentrates plus electrowon copper.
(4)  1993 costs were negatively impacted by heavy rains and flooding.
(5)  Credits include net rod premiums and profits on by-products and custom processing (including tolled and purchased concentrates).
(6)  Includes all new sulfide concentrate smelted by the Company for its own account and  concentrate smelted for others on a custom basis.
(7)  Includes all electrolytic copper produced by the Company for its own account, refined copper produced for others on a custom basis and shipments of unrefined copper.
(8)  Includes all rod produced by the Company from its own electrolytic copper production and from copper purchased by the Company, as well as rod produced for others on a toll basis.
(9)  Includes production from the Company's concentrates and the Company's share of production from custom concentrates.


                             SELECTED OPERATING DATA

    The following table sets forth selected operating information of the Company for the periods indicated. (In millions of pounds, except as noted)

                                              1991         1990
                                           ----------   ----------

COPPER PRODUCTION:
 San Manuel
  Underground                                 220.3        182.7
  Oxide open-pit (1)                           67.0         57.5
  In situ                                      24.7         25.0
  Other                                         3.9          3.3
    Total San Manuel                       --------     --------
                                              315.9        268.5
                                           --------     --------
 Pinto Valley
   Sulfide open-pit                           145.2        160.8
   Pinto Valley leaching                       15.2         14.0
   Miami leaching                              19.3         17.9
                                           --------     --------
    Total Pinto Valley                        179.7        192.7
                                           --------     --------

 Superior
   Underground                                 24.4          5.6
                                           --------     --------
    Total copper production (3)               520.0        466.8
                                           ========     ========

Per pound cost of products sold:
  Magma sources
    Before credits (4)                     $    .80     $    .84
    Credits (5)                                (.09)        (.11)
                                           --------     --------
    Net                                    $    .71     $    .73
                                           ========     ========
Concentrate smelted
  (thousands of tons) (6)                   1,007.5        996.2
New fine copper (7)                           707.2        682.9
Rod Produced (8)                              208.9        282.3

Gold contained in residues
  and dore (thousands of
  ounces)(9)                                   69.1         33.8
Silver contained in residues
  (thousands of ounces) (9)                 2,856.4      1,895.9
Molybdenum disulfide production
  (pounds molybdenum contained)                 5.4          4.4
_____________
(1)  Oxide open-pit mining operations completed at the end of 1994.
(2)  One month of operations, Tintaya acquired on November 29, 1994.
(3)  Saleable copper contained in concentrates plus electrowon copper.
(4)  1993 costs were negatively impacted by heavy rains and flooding.
(5)  Credits include net rod premiums and profits on by-products and custom processing (including tolled and purchased concentrates).
(6)  Includes all new sulfide concentrate smelted by the Company for its own account and  concentrate smelted for others on a custom basis.
(7)  Includes all electrolytic copper produced by the Company for its own account, refined copper produced for others on a custom basis and shipments of unrefined copper.
(8)  Includes all rod produced by the Company from its own electrolytic copper production and from copper purchased by the Company, as well as rod produced for others on a toll basis.
(9)  Includes production from the Company's concentrates and the Company's share of production from custom concentrates.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In recent years the Company's operations have been characterized by increased production, lower costs and improved productivity. Magma's operations set a record for production of copper in 1994, producing 889 million pounds compared to 846 million pounds in 1993. Net cash operating costs declined by 8 cents per pound of copper in 1994, from an average cost of 66 cents in 1993 to 58 cents in 1994. Productivity improved 6% in 1994 as a result of increased employee involvement. The Company also increased its ore reserves from 7.8 billion pounds of recoverable copper in 1993 to 9.7 billion pounds in 1994 through the development of existing properties and the acquisition of new properties.

    On October 6, 1994, the government of Peru declared the consortium of Magma Copper Company and its wholly-owned subsidiary, Global Magma, Ltd., the winning bidder in the privatization of Empresa Minera Especial Tintaya S.A., which owns one of the largest operating mining projects in Peru. Closing of the purchase occurred on November 29, 1994. At closing, Magma (together with its wholly-owned subsidiary) purchased 98.43% of Tintaya, with Tintaya's employees subscribing to purchase the remaining 1.57% interest in accordance with an agreement with the Peruvian government. Magma paid $243 million for its interest in Tintaya and is required to make an additional $85 million in capital expenditures at this project over the next 5 years.

    Tintaya is a low-cost, open-pit copper mine and concentrator operation. It has a large area of established ore reserves and has excellent exploration potential. Magma has already identified several highly prospective mineralized areas and is conducting a major exploration program to prove up additional reserves. In 1993 and 1994 Tintaya produced 110 million pounds of copper in concentrate per year at a cost of about $0.60 per pound of refined copper from an ore reserve of 58 million tonnes of 1.78 percent sulfide copper ore, or approximately two billion pounds of recoverable copper. Over the next two years, Magma plans to increase production to 140 million pounds per year at a net cash operating cost estimated at $0.55 per pound. Magma is studying the feasibility of a leaching SX-EW operation that could produce 70 million pounds of copper cathode per year from an oxide mineralized resource of 21.7 million tonnes of 1.57 percent oxide copper. The SX-EW operation may reduce net cash operating costs from Tintaya to below $0.50 per pound and could expand the total annual production rate from the Tintaya property to over 200 million pounds per year in 1997.

    In addition, the Company obtained final approval to begin development of its Robinson mine located near Ely, Nevada, and is continuing development of its Lower Kalamazoo orebody. These mining operations are expected to commence production in 1996 and 1997, respectively. The Company also completed an expansion of its smelting and refining operations during 1994, resulting in increased production, lower costs and improved environmental performance.

    The following sets forth more detailed information regarding the Company's operations and capital projects.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

    Magma achieved record net income in 1994 of $87.4 million, or $1.38 per share, compared to $21.9 million, or $0.40 per share in 1993. The rise in earnings was attributed to further reductions in net cash operating costs, increased pounds of copper sold and an increase in Magma's realized price per pound of copper sold. Net cash operating costs declined by 8 cents per pound of copper in 1994, from an average cost of 66 cents in 1993 to 58 cents in 1994. Sales of Magma source copper increased by over 7 percent, or 39 million pounds in 1994, from 558 million pounds in 1993 to 597 million pounds in 1994. Magma also benefited from an increase in realized price of copper sold, which increased by 4 cents per pound from 94 cents in 1993 to 98 cents in 1994. Earnings for 1993 were negatively impacted by heavy rains and flooding that occurred during the first quarter of 1993, which reduced after-tax earnings by $15.5 million, or 30 cents per share, and increased costs by 3 cents per pound.

    Comparing 1993 to 1992, net income, before restructuring expenses, an accounting change and the effects of first quarter rains and flooding, was $39.8 million, or $.76 per share, for 1993, compared to $58.3 million, or $1.25 per share, for 1992. Earnings for 1993 were lower due primarily to a decline in the average copper price realized by Magma from $1.00 per pound in 1992 to $.94 per pound in 1993. After restructuring expenses, an accounting change and the effects of first quarter rains and flooding, Magma reported net income for 1993 of $21.9 million, or $.40 per share. Magma's first quarter 1993 results were restated to recognize a $0.9 million after-tax charge for the adoption of Statement of Financial Accounting Standards No. 112, "Accounting for Postemployment Benefits" (SFAS 112).

    After deducting dividends on the 5 5/8% Series D Preferred Stock and
6% Series E Preferred Stock issued in July and December 1993, respectively, earnings available to stockholders were $75.8 million ($1.54 per share) in 1994, compared to $19.4 million ($.40 per share) in 1993 and $42.7 million ($1.28 per share) in 1992.

    Total Sales.   Total 1994 sales were $889.6 million, a 12% increase
from 1993 sales of $792.4 million. The increase in sales was primarily a result of higher copper prices and increased volume. Total sales for 1993 were 3% below 1992 sales of $819.5 million due to lower copper prices which were partly offset by increased volume.

    Copper Prices and Sales.   Copper prices have historically been
subject to wide fluctuations and are dependent to a significant extent on factors outside the control of the Company. The Company's average realized price per pound of copper was $.98 in 1994, $.94 in 1993 and $1.00 in 1992.

    In light of the historic volatility of the price of copper and the Company's need to ensure sustained levels of cash flow to support operations and facilitate capital projects, the Company has maintained a copper price protection program during the past two years. The program includes hedging through the use of put options, futures, swap contracts and forward sales of copper at a fixed price. The approach used by the Company at any given time has been dependent on market conditions, including the price and volatility of these alternatives. As a result of this program, Magma's average price per pound of copper sold was nine cents per pound greater than the average Comex price in 1993 ($.94 versus $.85) and nine cents per pound lower than the average price per pound in 1994 ($.98 versus $1.07).
For information relating to the Company's price protection program for 1995 and 1996, which features the use of put options, thereby preserving the benefit of higher copper prices, see "Capital Resources and Liquidity" below.

    The Company's realized price per pound also includes a premium of several cents over the market price for copper cathode to reflect net delivery and financing costs. The Company's price for copper rod commands a premium over its price for copper cathode to reflect the value added by additional processing.

    The Company sold 774.3 million pounds of copper in 1994, compared to
764.4 million pounds in 1993 and 725.4 million pounds in 1992. Sales of copper from Magma sources was negatively impacted in 1993 as the result of Arizona's abnormally high rainfall earlier in the year. The following table sets forth the volume of copper sold in relation to its sources:

         Pounds of Copper Sold By Source (in millions)
                                 1994          1993         1992
                                ------        ------       ------
    Magma Sources                596.5         558.3       566.8

    Purchased                    177.8         206.1       158.6
                                 -----         -----       -----
        Total                    774.3         764.4       725.4


    Other Metal Sales and Treatment Tolls Earned. Sales of other metals and metal by-products, sulfuric acid and treatment tolls earned in 1994 were $101.8 million, as compared to $81.9 million in 1993 and $83.3 million in 1992. The increase for 1994 was attributable to higher prices for gold, silver, molybdenum and sulfuric acid along with increased volume of material smelted and refined for third parties on a toll basis. The decrease from 1992 to 1993 was primarily attributable to lower gold sales from the Company's Robinson Mining District and the closure of its McCabe Mining Division, together with a weak market for acid sales. These decreases were largely offset by higher purchased by-products that were contained in custom concentrates processed by Magma and an increase in the volume of toll material processed.

    Cost of Sales. Cost of products sold during 1994 increased to $654.5 million, or 2%, from $639.4 million in 1993. This increase was due to greater sales volume of copper sold and a higher unit cost of scrap and copper concentrates purchased from third parties. This cost increase was mostly offset by reduced unit production costs.

    Cost of products sold during 1993 of $639.4 million was up 1% from $630.4 million in 1992. Lower unit costs of Magma source copper contributed to lower cost of products sold by $21 million in addition to lower volume sold of $6 million. Higher sales volume of copper purchased or tolled from third parties increased cost of sales by $28 million. Storm damage resulting from Arizona's abnormally high rainfall in 1993 caused a $14 million increase in cost of sales. However, cost of sales of other metals decreased by $6 million.

        Other. Depreciation, depletion and amortization expense totaled $75.1 million in 1994 compared to $65.4 million in 1993. The increases were largely due to increased production, the addition of Tintaya and depreciation on the expansion of the smelting and refining complex and computer system conversion that were put into service in early 1994.

     The increase in selling, general and administrative expense for 1994 was due to the higher cost of insurance coverage. The increase for 1993 was a result of higher legal and consulting fees primarily relating to business development activities and special projects.

    The increase in exploration, research and development expenses in 1994 and 1993 was due to the Company's emphasis on increasing ore reserves in the U.S. and other countries.

     Interest expense in 1994 was $25.0 million, as compared to $35.0 million in 1993 and $45.3 million in 1992. These decreases reflect the capitalization of interest in connection with the Company's major capital projects.

     Interest income was $10.7 million in 1994 as compared to $8.7 million in 1993 and $9.5 million in 1992. The increase in 1994 was largely the result of higher interest rates while the decrease in 1993 was the result of lower interest rates. The decrease in other income for both 1994 and 1993 reflects decreasing townsite sales. During 1994 the Company completed its program of selling townsite homes.

    In the fourth quarter of 1993, the Company recorded a $2.0 million charge for restructuring expenses related to workforce reductions as a part of a major cost reduction program.

     Preferred stock dividends were $11.6 million in 1994 compared to $2.5 million in 1993 and $12.6 million in 1992. In July 1993 the Company issued $100.0 million Series D Preferred Stock and in December 1993 it issued $100.0 million of Series E Preferred Stock. These securities pay quarterly dividends at the annual rate of 5 5/8% and 6%, respectively. The decrease in 1993 was the result of the 1992 conversion into Common Stock of the Company's Series B Preferred Stock.

    Effects of Inflation. Generally, production costs of the Company's domestic operations, other than labor and energy costs, are not materially affected by inflation. Recent low levels of inflation have not had a material effect on the Company's operating costs.

    Peru has experienced high levels of inflation in recent years. The inflation rate in Peru, as measured by the Lima consumer price index, fell from 7,650% in 1990 to 139.2% in 1991, 56.7% in 1992, 39.5% in 1993 and
13.0% in 1994. Although the Peruvian Government's stabilization plan has significantly reduced inflation, there can be no assurance that domestic inflation will not increase from its current level. However, nearly all of Tintaya's sales and approximately 40% of its purchases have historically been denominated in U.S. dollars and are not affected by local inflation.

DEVELOPMENT PROJECTS, CAPITAL RESOURCES & LIQUIDITY

    Development Projects. Over the past several years, the Company has made an exerted effort to expand and improve its smelting and refining complex and to increase its ore reserves and production from Company sources. The following sets forth a summary description of the Company's more significant projects.

    Smelting and Refining Complex. During the past year, the Company completed an expansion and modernization of its smelting and refining complex at a total capital cost of $85 million. The expansion of the smelter should enable the Company to maintain its custom smelting and refining for third parties even after its Robinson project begins copper production.

    Robinson. Construction on Magma's new Robinson mine started on October 12, 1994 following final regulatory approval. The current project will include a concentrator and open-pit mine and is expected to have a capital cost of $300 million. Production is expected to begin in the first quarter of 1996.

    Based upon drill and assay results, the Company believes that Robinson has 252 million tons of proven/probable sulfide ore reserves with an average grade of .551% copper and with .0102 ounces of gold per ton, and 53 million tons of gold reserves with an average grade of .0086 ounces of gold per ton. Robinson is expected to produce an average of approximately 146 million pounds of copper annually for 15 years through traditional mining/concentrating/smelting/ refining methods, with 101,000 ounces of gold and 363,000 ounces of silver as by-products. In addition, this minesite is expected to produce an additional 16,000 ounces of gold annually from leaching operations during this time period.

    A metallurgical test program is currently under way to evaluate the feasibility of processing Keystone dump material which contains in excess of 69 million tons at a grade of .30% copper.

    Lower Kalamazoo. The Company's Kalamazoo orebody, which is near its San Manuel underground mine, is comprised of two levels, an upper level which has been in production since 1990 and contains approximately 38 million tons of proven/probable ore reserves and a lower level which is being developed and contains approximately 203 million tons of proven/probable ore reserves. Based on the current mine plan, the Lower Kalamazoo project is scheduled to produce 2.1 billion pounds of copper during the period from 1997 to 2009.

    Tintaya. In addition to its existing reserve base, the Tintaya property bears significant exploration potential. Tintaya has implemented a program to delineate, measure, and determine the feasibility of this potential to support expanded, low cost production.

    Tintaya plans to spend $10 million over the next two years on sulfide exploration and development, primarily focused on demonstrating additional sulfide ore in and around the current open pit. Approximately 11,000 meters of core drilling is planned in this effort. In addition, Tintaya plans to reassess existing drill samples for gold, create a block model for gold, and generate a high quality gold reserve estimate for the property.

    The currently delineated sulfide pit is expected to generate 21.7 million metric tons of oxidized skarn containing 1.57% copper during stripping. Approximately half this amount has already been mined and stockpiled. This mineralized material is not declared as a reserve at this time because a feasibility study and mine plan have not yet been completed. Tintaya intends to begin a feasibility study on the oxide material by the end of 1995, designed to demonstrate the feasibility of producing 70 million pounds of SX-EW cathode per annum by leaching this material.

    Florence. In July 1992, Magma completed the acquisition of a large copper deposit near Florence, Arizona. Magma's project team completed a pre-feasibility study and has recommended in situ mining followed by solvent extraction and electrowinning as the preferred methods of development for this resource. A feasibility study which began in 1994 will provide the detailed mine design, environmental permitting and facility engineering necessary to advance the project to the construction stage. This project is part of Magma's long-term strategy to increase copper production through the application of its SX-EW leaching technologies. Because evaluation of the Florence property is still in the early stages, the Company has not yet made any determination of the cost to develop the property.

    Capital Resources and Liquidity. During 1994, the Company funded its development projects through internally generated cash flow and existing cash balances. In this regard, the Company's 1994 cash flow available for capital expenditures (net income plus depreciation, depletion and amortization) was $162.5 million, as compared to $90.2 million in 1993. The increase was attributable to increased production, decreased costs and higher copper prices in 1994. In addition, 1993 cash flow was adversely affected by storm damage from Arizona's abnormally high rainfall which occurred early in the year.

    During 1994, the Company spent $243 million in direct acquisition costs for the Tintaya mine and $149 million for other capital expenditures. These capital expenditures included $19 million for upgrading its smelting and refining complex, $32 million on the development of its Lower Kalamazoo orebody and $29 million on development of its Robinson Mining District.

    Reflecting these expenditures, the Company's cash and marketable securities were $88 million at December 31, 1994, compared to $339 million at December 31, 1993. Working capital, including cash and marketable securities, was $115 million on December 31, 1994, compared to $360 million at December 31, 1993.

    The Company anticipates spending on the order of $700 million over the next three years on its currently identified development projects, of which $435 million is planned for 1995, $160 million for 1996 and the balance for 1997. Capital expenditures for 1995 on these projects include $212 million on the development of the Robinson Mining District, $38 million on continued development of the Lower Kalamazoo orebody, $30 million for upgrading mining equipment at Tintaya and $25 million for in situ expansion at San Manuel. All of these projects will be completed or substantially be completed by the end of 1997.

    During 1994, the Company generated $162.5 million in cash flow available for capital expenditures based upon production from Company sources totaling 595 million pounds of copper and an average realized price of $.98 per pound. With the acquisition of the Tintaya property, which will more than offset closure of its open-pit mine at San Manuel, the Company anticipates that production from Company sources will increase in 1995. During the first quarter of 1995, copper price levels have exceeded those achieved in 1994. With the anticipated increase in production and assuming recent price and operating cost levels continue, the Company expects that its cash flow available to support capital expenditures, together with its existing cash balances ($88 million at December 31, 1994), will fund the capital expenditures planned for 1995 through 1997. To protect against fluctuations in copper prices, the Company has entered into put options and forward commitments more fully described below. The Company believes that even if prices were to fall to the levels covered by this price protection program, it would still be able to fund a substantial portion of these expenditures during this period from cash balances and operating cash flow, with the remainder to be funded by its existing credit facilities, or alternative sources of borrowings that the Company may seek.

    In light of the historic volatility of copper prices, the Company uses a combination of put options, futures, swap contracts and forward commitments to assure cash flow from operations to facilitate its capital spending program. For 1995, the Company purchased put option contracts covering 529 million pounds of production at a London Metals Exchange ("LME") based strike price of $.85 per pound. In addition, the Company purchased put options covering
121 million pounds at an LME based strike price of $.95 per pound.  The
Company also entered into Commodity Exchange Inc. ("Comex") based swap contracts covering 51 million pounds of production at an average price of $1.03 per pound. When combined with the amortization of the option premiums, the above contracts create a floor price for the Company's production of approximately $.87 per pound for 1995. For 1996, the Company purchased put options covering 676 million pounds of production, creating a minimum realized price of approximately $.93 per pound. For
1997, the Company has purchased put options covering 66 million pounds of first quarter production, creating a minimum realized price of approximately $.92 per pound. In addition, the Company increased its revolving line of credit from $200 million to $300 million in 1994.

    The decision to complete ongoing projects or to undertake new projects is subject to a variety of factors, which may include (depending on the project), the price of copper, the completion of favorable feasibility studies and permitting. There can be no assurance that the Company will undertake all of these opportunities or that, if undertaken, they will prove successful. If the Company is unable to replace its reserves from the mine development projects being evaluated, or with other reserves identified or acquired in the future, the Company's dependency upon third party sources to supply copper concentrate to its smelting and refining operations would increase.

    Environmental Matters. The Company maintains and funds an ongoing environmental auditing and compliance program. The program includes mine reclamation and remediation, as well as technological improvements and upgrades to its operating facilities.

    The Company is participating in a remediation and assessment of ground water quality at Pinal Creek near Miami, Arizona as part of the Arizona Department of Environmental Quality's Process Water Quality Assurance Revolving Fund Program. The Company and other companies sharing voluntary responsibility for ground water clean up and a remedial investigation have sued certain other mining companies with existing or prior operations in the area to obtain reimbursement for all or part of the costs that have been and will be incurred at the site. Some of these defendants have counterclaimed against the Company asserting indemnification for the costs and any liabilities relating to this project. Although the Company's costs of remediation have not been material on a yearly basis, the Company cannot estimate the duration over which such activities may have to take place, or whether the cost of the remedial activities will increase as permanent cleanup activities are approved and implemented. Although there can be no assurance in this regard, the Company does not believe it will incur any material liability or costs in relation to this matter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




              MAGMA COPPER COMPANY AND CONSOLIDATED SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                      Page

Report of Independent Public Accountants . . . . . . . . . . . . . .   47
Consolidated Financial Statements:
    Consolidated Balance Sheets-December 31, 1994 and 1993 . . . . .   48
    Consolidated Statements of Operations-for each
    of the years ended December 31, 1994, 1993 and 1992. . . . . . .   50
    Consolidated Statements of Changes in Stockholders'
    Equity-for each of the years ended December 31, 1994,
    1993 and 1992. . . . . . . . . . . . . . . . . . . . . . . . . .   51
    Consolidated Statements of Cash Flows-for each of
    the years ended December 31, 1994, 1993 and 1992 . . . . . . . .   55
    Notes to Consolidated Financial  Statements. . . . . . . . . . .   57
    Consolidated Financial Statement Schedules at
    and for the years ended December 31, 1994, 1993
    and 1992:
         Report of Independent Public Accountants. . . . . . . . . .   78
         Schedule II-Valuation and Qualifying Accounts . . . . . . .   79

    All other schedules are omitted as the information required is immaterial or inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To Magma Copper Company:

    We have audited the accompanying consolidated balance sheets of Magma Copper Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magma Copper Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

    As explained in Note L and Note K to the financial statements, effective January 1, 1993, and January 1,1994, the Company changed its methods of accounting for postemployment benefits and investments in debt and equity securities, respectively.




                                        ARTHUR ANDERSEN LLP




Tucson, Arizona,
  January 27, 1995.



                             MAGMA COPPER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                       As of December 31, 1994 and 1993
                   (In thousands, except share information)


                                  A S S E T S



                                                  1994            1993
                                               ----------      ----------

CURRENT ASSETS:
  Cash                                         $   72,849     $  230,414
  Marketable securities                            15,388        108,890
  Accounts receivable                             101,058         51,090
  Inventories:
    Metals                                         96,186         53,676
    Materials and supplies                         40,814         25,045
  Prepaid expenses                                 15,045         10,883
                                                ---------      ---------
    Total current assets                          341,340        479,998
                                                ---------      ---------

PROPERTY, PLANT AND MINE DEVELOPMENT:
  Equipment and buildings                       1,118,734        861,846
    Less - accumulated depreciation              (170,397)      (106,886)
                                                ---------       --------
                                                  948,337        754,960
  Mining claims and land, net of
    accumulated depletion                         171,872         53,336
  Deferred mine development costs,
    net of accumulated amortization                97,011         58,065
                                                ---------      ---------
     Net property, plant and mine
       development                              1,217,220        866,361
                                                ---------      ---------

OTHER ASSETS                                       18,076          4,428
                                                ---------      ---------

      TOTAL ASSETS                             $1,576,636     $1,350,787
                                                =========      =========











                The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             MAGMA COPPER COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1994 and 1993
                   (In thousands, except share information)

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S '   E Q U I T Y
                                                  1994           1993
                                               ----------     ----------
CURRENT LIABILITIES:
  Accounts payable                             $   34,101     $   17,952
  Accrued expenses:
    Copper-bearing materials                       55,740         14,755
    Copper forward contracts                       21,129             --
    Payroll and employee benefits                  38,283         24,377
    Interest                                        8,413          9,367
    Property taxes                                  7,710          7,559
    Other                                          40,459         33,150
  Short-term borrowings                            15,000             --
  Current portion of long-term debt                 5,641         12,395
                                                ---------      ---------
    Total current liabilities                     226,476        119,555
                                                ---------      ---------
ACCRUED PENSION, RETIREMENT AND
  OTHER LIABILITIES                                67,934         62,208
LONG-TERM DEBT, net of current portion            386,802        392,260
DEFERRED INCOME TAXES                             135,356         96,592

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series D cumulative convertible preferred
    stock - $.01 par value: 2,000,000 shares
    authorized, issued and outstanding
    (aggregate liquidation preference
    of $100,000,000)                                   20             20
  Series E cumulative convertible preferred
    stock - $.01 par value: 2,000,000 shares
    authorized,issued and outstanding
    (aggregate liquidation preference
    of $100,000,000)                                   20             20
  Common Stock - $.01 par value: 100,000,000
    shares authorized, 46,085,000 shares issued
    and outstanding at December 31, 1994,
    45,717,000 shares issued and outstanding at
    December 31, 1993                                 460            457
 Capital in excess of par value                   625,849        620,282
 Retained earnings, since January 1, 1992         137,833         62,059
 Unearned stock grant compensation                 (4,032)        (2,666)
 Unrealized loss on marketable securities             (82)            --
                                                ---------      ---------
    Total stockholders' equity                    760,068        680,172
                                                ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $1,576,636     $1,350,787
                                                =========      =========

                The accompanying notes are an integral part of
                       these consolidated balance sheets.

                             MAGMA COPPER COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For each of the years ended December 31, 1994, 1993 and 1992
                   (In thousands, except per share amounts)
                                        1994        1993        1992
                                      --------    --------    ---------
Sales                                 $889,620    $792,399    $ 819,471
Cost of sales:
  Cost of products                    (654,545)   (639,391)    (630,418)
  Depreciation, depletion and
    amortization                       (75,100)    (65,350)     (54,639)
Selling, general and administrative
  expense                              (22,677)    (22,080)     (19,434)
Exploration, research and development  (13,525)     (9,352)      (2,611)
Restructure expense                         --      (2,030)          --
                                       -------     -------     --------
  Income from operations               123,773      54,196      112,369
Other income (expense):
  Interest expense                     (25,044)    (35,026)     (45,275)
  Interest income                       10,733       8,654        9,517
  Other                                    298       3,687        4,289
                                       -------     -------     --------
    Income before income
      taxes, extraordinary item
      and cumulative effect of
      accounting change                109,760      31,511       80,900
Income tax provision                   (22,364)     (8,710)     (22,599)
                                       -------     -------     --------
    Income before extraordinary
      item and cumulative effect of
      accounting change                 87,396      22,801       58,301
Extraordinary item:
  Premium on early repayment of debt,
    net of tax benefit of $1,980            --          --       (3,020)
Cumulative effect of accounting change,
  net of tax benefit of $605                --        (888)          --
                                       -------     -------     --------
    Net income                        $ 87,396    $ 21,913    $  55,281
                                       =======     =======     ========
Preferred stock dividends              (11,624)     (2,523)     (12,610)
                                       -------     -------     --------
    Net income available for
      common stock                    $ 75,772    $ 19,390    $  42,671
                                       =======     =======     ========
Primary earnings per share:
  Income before extraordinary
    item and accounting change        $   1.78    $    .47    $    1.74
  Premium on early repayment of debt,
    net of tax                              --          --         (.09)
  Cumulative effect of accounting
    change, net of tax                      --        (.02)          --
  Preferred stock dividends               (.24)       (.05)        (.37)
                                       -------     -------     --------
  Net income per share
    of common stock                   $   1.54    $    .40    $    1.28
                                       =======     =======     ========
Earnings per share assuming
  full dilution:
  Net income per share of
    common stock                      $   1.38    $    .40(1) $    1.19
                                       =======     =======     ========

(1) The Company's convertible preferred stock is not included in the fully diluted calculation as its effects are antidilutive.


                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                              MAGMA COPPER COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)

                                                  Preferred
                                                    Stock
                                                  ---------
Balance as of December 31, 1991                     $  9
  Stock grants and options issued                     --
  Stock options exercised                             --
  Stock warrants exercised                            --
  Stock grants earned                                 --
  Stock grants canceled                               --
  Preferred stock dividend
    Series B (930,000 shares)                         --
  Preferred stock conversion
    Series B (14,133,047 shares)                      (9)
  Common stock conversion                             --
  Net income                                          --
                                                     ---
Balance as of December 31, 1992                       --
  Stock grants and options issued                     --
  Stock options exercised                             --
  Stock warrants exercised                            --
  Stock grants earned                                 --
  Stock grants canceled                               --
  Preferred stock issued -
    Series D (2,000,000 shares)                       20
  Preferred stock issued -
    Series E (2,000,000 shares)                       20
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                               --
    Series E Preferred
      ($.12 per share)                                --
  Net income                                          --
                                                     ---
Balance as of December 31, 1993                       40
  Stock grants and options issued                     --
  Stock options exercised                             --
  Stock warrants exercised                            --
  Stock grants earned                                 --
  Stock grants canceled                               --
  Preferred stock issued -
    Series D (2,000,000 shares)                       --
  Preferred stock issued -
    Series E (2,000,000 shares)                       --
  Cash dividends:
    Series D Preferred
      ($2.81 per share)                               --
    Series E Preferred
      ($3.00 per share)                               --
  Unrealized loss on marketable
    securities                                        --
  Net income                                          --
                                                     ---
Balance as of December 31, 1994                     $ 40
                                                     ===

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MAGMA COPPER COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)
                                                  Class A      Class B
                                      Common      Common       Common
                                       Stock       Stock        Stock
                                      ------      -------   -------
Balance as of December 31, 1991        $ --         $ 42       $259
  Stock grants and options issued        --           --         --
  Stock options exercised                --           --         --
  Stock warrants exercised               --           --         --
  Stock grants earned                    --           --         --
  Stock grants canceled                  --           --         --
  Preferred stock dividend
    Series B (930,000 shares)            13           --         --
  Preferred stock conversion
    Series B (14,133,047 shares)        141           --         --
  Common stock conversion               301          (42)      (259)
  Net income                             --           --         --
                                        ---          ---        ---
Balance as of December 31, 1992         455           --         --
  Stock grants and options issued        --           --         --
  Stock options exercised                 2           --         --
  Stock warrants exercised               --           --         --
  Stock grants earned                    --           --         --
  Stock grants canceled                  --           --         --
  Preferred stock issued -
    Series D (2,000,000 shares)          --           --         --
  Preferred stock issued -
    Series E (2,000,000 shares)          --           --         --
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                  --           --         --
    Series E Preferred
      ($.12 per share)                   --           --         --
  Net income                             --           --         --
                                        ---          ---        ---
Balance as of December 31, 1993         457           --         --
  Stock grants and options issued        --           --         --
  Stock options exercised                 1           --         --
  Stock warrants exercised                2           --         --
  Stock grants earned                    --           --         --
  Stock grants canceled                  --           --         --
  Preferred stock issued -
    Series D (2,000,000 shares)          --           --         --
  Preferred stock issued -
    Series E (2,000,000 shares)          --           --         --
  Cash dividends:
    Series D Preferred
      ($2.81 per share)                  --           --         --
    Series E Preferred
      ($3.00 per share)                  --           --         --
  Unrealized loss on marketable
    securities                           --           --         --
  Net income                             --           --         --
                                        ---          ---        ---
Balance as of December 31, 1994        $460         $ --       $ --
                                        ===          ===        ===

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                              MAGMA COPPER COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)
                                        Capital                   Stock
                                          in                      Grant
                                       Excess of     Retained   Compensa-
                                       Par Value     Earnings      tion
                                       ---------    ---------    --------
Balance as of December 31, 1991        $409,905     $     --     $(2,504)
  Stock grants and options issued         1,993           --      (1,993)
  Stock options exercised                   596           --          --
  Stock warrants exercised                  110           --          --
  Stock grants earned                        --           --       1,238
  Stock grants canceled                    (138)          --         138
  Preferred stock dividend
    Series B (930,000 shares)            13,035      (12,610)         --
  Preferred stock conversion
    Series B (14,133,047 shares)           (132)          --          --
  Common stock conversion                    --           --          --
  Net income                                 --       55,281          --
                                        -------      -------      ------
Balance as of December 31, 1992         425,369       42,671      (3,121)
  Stock grants and options issued           996           --        (996)
  Stock options exercised                   515           --          --
  Stock warrants exercised                  187           --          --
  Stock grants earned                        --           --       1,362
  Stock grants canceled                     (89)          --          89
  Preferred stock issued -
    Series D (2,000,000 shares)          96,516           --          --
  Preferred stock issued -
    Series E (2,000,000 shares)          96,788           --          --
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                      --       (2,300)         --
    Series E Preferred
      ($.12 per share)                       --         (225)         --
  Net income                                 --       21,913          --
                                        -------      -------      ------
Balance as of December 31, 1993         620,282       62,059      (2,666)
  Stock grants and options issued         3,489           --      (3,489)
  Stock options exercised                 1,253           --          --
  Stock warrants exercised                  945           --          --
  Stock grants earned                        --           --       2,102
  Stock grants canceled                     (21)          --          21
  Preferred stock issued -
    Series D (2,000,000 shares)             (20)          --          --
  Preferred stock issued -
    Series E (2,000,000 shares)             (79)          --          --
  Cash dividends:
    Series D Preferred
      ($2.81 per share)                      --       (5,622)         --
    Series E Preferred
      ($3.00 per share)                      --       (6,000)         --
  Unrealized loss on marketable
    securities                               --           --          --
  Net income                                 --       87,396          --
                                        -------      -------      ------
Balance as of December 31, 1994        $625,849     $137,833     $(4,032)
                                        =======      =======      ======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                              MAGMA COPPER COMPANY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         For each of the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)
                                                             Unrealized
                                       Unearned Dividend       Loss On
                                           Payable In        Marketable
                                          Common Stock       Securities
                                       -----------------    -------------
Balance as of December 31, 1991            $ 1,366               $  --
  Stock grants and options issued               --                  --
  Stock options exercised                       --                  --
  Stock warrants exercised                      --                  --
  Stock grants earned                           --                  --
  Stock grants canceled                         --                  --
  Preferred stock dividend
    Series B (930,000 shares)               (1,366)                 --
  Preferred stock conversion
    Series B (14,133,047 shares)                --                  --
  Common stock conversion                       --                  --
  Net income                                    --                  --
                                            ------                ----
Balance as of December 31, 1992                 --                  --
  Stock grants and options issued               --                  --
  Stock options exercised                       --                  --
  Stock warrants exercised                      --                  --
  Stock grants earned                           --                  --
  Stock grants canceled                         --                  --
  Preferred stock issued -
    Series D (2,000,000 shares)                 --                  --
  Preferred stock issued -
    Series E (2,000,000 shares)                 --                  --
  Cash dividends:
    Series D Preferred
      ($1.15 per share)                         --                  --
    Series E Preferred
      ($.12 per share)                          --                  --
  Net income                                    --                  --
                                            ------                ----
Balance as of December 31, 1993                 --                  --
  Stock grants and options issued               --                  --
  Stock options exercised                       --                  --
  Stock warrants exercised                      --                  --
  Stock grants earned                           --                  --
  Stock grants canceled                         --                  --
  Preferred stock issued -
    Series D (2,000,000 shares)                 --                  --
  Preferred stock issued -
    Series E (2,000,000 shares)                 --                  --
  Cash dividends:
    Series D Preferred
      ($2.81 per share)                         --                  --
    Series E Preferred
      ($3.00 per share)                         --                  --
  Unrealized loss on marketable
    securities                                  --                 (82)
  Net income                                    --                  --
                                            ------                ----
Balance as of December 31, 1994            $    --               $ (82)
                                            ======                ====
                The accompanying notes are an integral part of
                    these consolidated financial statements.

                             MAGMA COPPER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For each of the years ended December 31, 1994, 1993 and 1992
                                (In thousands)
                                            1994       1993        1992
                                          --------   --------   ---------
Cash flows from operating activities:
  Net income                              $ 87,396   $ 21,913   $ 55,281

  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation, depletion and
        amortization                        75,100     65,350     54,639
      (Gain) loss on sale of assets             32     (1,563)    (1,385)
      Restructure expense                       --      2,030         --
      Cumulative effect of accounting
        change, net of taxes                    --        888         --
      Other                                  2,546      1,725      1,239
      Change in certain assets and
        liabilities:
        (Increase) decrease in:
          Accounts receivable              (40,907)   (19,431)    26,211
          Inventories                      (37,880)    10,176      2,903
          Prepaid expenses                  (4,440)    (3,835)       881
        Increase (decrease) in:
          Accounts payable and accrued
            expenses                        96,280    (22,620)    26,512
          Income taxes payable               1,692    (14,281)    14,280
          Accrued pension, retirement
            and other liabilities            3,695      7,694     (5,113)
          Deferred income taxes               (925)    (1,062)     5,793
                                           -------    -------    -------
            Total adjustments               95,193     25,071    125,960
                                           -------    -------    -------

Net cash provided by operating activities  182,589     46,984    181,241
                                           -------    -------    -------

Cash flows from investing activities:
  (Purchase) sale of marketable
    securities                              93,414     12,216    (87,106)
  Capital expenditures                    (149,402)  (136,721)   (57,479)
  Acquisition of Tintaya                  (248,713)        --         --
  Proceeds from sale of assets                 373      1,898      3,047
  Other                                    (13,687)    (1,194)       952
                                           -------    -------    -------
Net cash used by investing activities     (318,015)  (123,801)  (140,586)
                                           -------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt                                        --         --    139,000
  Repayment of long-term debt               (7,151)    (1,000)  (114,082)
  Long-term lease financing                 (5,059)    (3,464)        --
  Debt issuance costs                         (404)      (885)    (2,570)
  Issuance of common stock under
    stock plans                              1,253        515        706
  Issuance of common stock from
    warrants exercised                         945        187         --
  Issuance of preferred stock                  (99)   193,344         --
  Preferred stock dividend                 (11,624)    (2,523)        --
                                           -------    -------    -------
Net cash provided (used) by financing
  activities                               (22,139)   186,174     23,054
                                           -------    -------    -------

Net increase (decrease) in cash           (157,565)   109,357     63,709
Cash and cash equivalents at the
  beginning of the year                    230,414    121,057     57,348
                                           -------    -------    -------
Cash and cash equivalents at the
  end of the year                         $ 72,849   $230,414   $121,057
                                           =======    =======    =======
Marketable securities                       15,388    108,890    121,106
                                           -------    -------    -------
Total cash and marketable securities      $ 88,237   $339,304   $242,163
                                           =======    =======    =======
Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
    Interest, net of amounts
      capitalized                         $ 25,432   $ 41,216   $ 38,188
    Income taxes, net                       20,963     24,308       (798)
Supplemental schedule of non-cash
  investing and financing transactions:
  Purchase of property financed by note
    payable and capitalized leases              --     11,265     17,003


              The accompanying notes are an integral part of these
                       consolidated financial statements

                              MAGMA COPPER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS

    Magma Copper Company and its subsidiaries ("Magma" or the "Company") are in the business of mining and concentrating nonferrous copper ore, and smelting and refining its production as well as that of third parties. The Company's primary product is electrolytic copper, most of which is sold as either cathode or continuous-cast copper rod. By-products derived from the treatment processes are sold to third parties.

    The Company produces copper by both the traditional method (mining/concentrating/smelting/refining) and by the leaching/solvent extraction-electrowinning ("SX-EW") method. The Company owns and operates underground sulfide and open-pit oxide and sulfide mines at San Manuel, Miami and Superior, Arizona, Ely, Nevada (under construction) and southern Peru (Tintaya). In addition to processing the Company's mined material, the San Manuel smelter, refinery and rod casting facilities process third party material on a custom basis, including tolled and purchased concentrates.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, as well as its majority-owned subsidiary. The wholly-owned subsidiaries include: Magma Gold Ltd., Magma Nevada Mining Company, Magma Arizona Railroad Company, San Manuel Arizona Railroad Company, Magma Metals Company, Magma Limited Partner Co., Magma Mexico Exploration Corporation, Magma Copper Chile, Inc., Magma Consulting Inc. and Global Magma, Ltd. The Company's majority-owned subsidiary, Magma Tintaya S.A., was acquired on November 29, 1994 as a stock purchase with 98.43% ownership. Operating results for the month of December, 1994 are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Property, Plant and Mine Development

    Property, plant and mine development is stated at original historical cost less accumulated depreciation, depletion and amortization, except for certain assets which were restated in connection with a quasi-reorganization recorded on December 31, 1991. Expenditures for property, plant and equipment are capitalized. Maintenance and repairs are expensed as incurred. Mine development expenditures incurred substantially in advance of production or to develop new mines are capitalized. Expenditures for mineral exploration or evaluations directed towards the discovery of mineral resources are expensed as incurred, as are expenditures for mine development costs which maintain current production levels. The amount expensed for exploration, research and development was $13.5 million, $9.4 million and $2.6 million in 1994, 1993 and 1992, respectively.

    Investments in property, plant and equipment are depleted or depreciated over the estimated productive lives of the assets, using the straight-line method. Deferred mine development costs are charged to operations on the units-of-production method based on the estimated pounds of copper ore to be recovered.

    Included in "equipment and buildings" in the accompanying consolidated balance sheets is $134,747,000 and $109,646,000 of construction-in-progress at December 31, 1994 and 1993, respectively. Included in "deferred mine development costs" is $53,476,000 and $21,353,000 of mine development-in-progress at December 31, 1994 and 1993, respectively. The accumulated amortization of deferred mine development costs was $18,863,000 and $9,263,000 at December 31, 1994 and 1993, respectively. The accumulated depletion of mining claims and land was $1,470,000 and $1,137,000 at December 31, 1994 and 1993, respectively.

3.  Inventories

    Inventories of metals and materials and supplies are stated at the lower of moving-average cost or estimated market value.

    Inventories included in current assets were (in thousands):

                                                December 31,
                                          -------------------------
                                            1994             1993
                                          --------         --------
    Metals in process                     $ 70,817         $ 37,454
    Finished goods                          25,369           16,222
                                           -------          -------
      Subtotal-metals                       96,186           53,676
    Materials and supplies                  40,814           25,045
                                           -------          -------
       Total                              $137,000         $ 78,721
                                           =======          =======

4. Income Taxes

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

6.  Capitalized Interest

    The Company capitalizes interest allocable to the construction of major new facilities and deferred mine development until operations commence. The Company capitalized $17,714,000 and $7,786,000 of interest in 1994 and 1993, respectively. No interest was capitalized in 1992.

7.  Earnings Per Share

    Primary earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding and common shares payable as preferred stock dividends. The weighted average number of primary common stock and common stock equivalents outstanding during 1994, 1993 and 1992 were 49,167,000, 48,174,000 and 33,444,000, respectively.

    Earnings per share assuming full dilution is computed by dividing net income by the weighted average number of common shares outstanding, including the potential dilutive effect of the Series D and Series E Preferred Stock. For purposes of the computation, all the preferred stock is included based on the weighted average converted shares outstanding. The weighted average number of common stock and common stock equivalents outstanding for 1994 and 1992, assuming full dilution, was 63,387,000 and 46,605,000, respectively. For 1993 preferred stock was antidilutive.

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

    The Company's shareholders approved the adoption of the Magma Copper Company 1989 Stock Option and Stock Award Plan ("the 1989 Plan") on June 1, 1989. The 1989 Plan is administered by the Committee. Under the 1989 Plan, the Committee has authority to determine the key employees to whom and the time incentive awards in the form of stock options, stock appreciation rights, restricted stock awards and performance units may be granted.

    Subject to certain exceptions set forth in the 1989 Plan, the aggregate numbers of shares of the Company's Common Stock that may be the subject of awards under the Plan is 2,000,000.

    The Company's shareholders approved adoption of the Magma Copper Company 1993 Stock Option and Stock Award Plan ("the 1993 Plan") on May 13, 1993. The 1993 Plan is administered by the Committee. Under the 1993 Plan, the Committee has authority to determine the key employees to whom and the time incentive awards in the form of stock options, stock appreciation rights, restricted stock awards, phantom stock rights, performance units and performance shares may be granted.

    Subject to certain exceptions set forth in the 1993 Plan, the aggregate number of shares of the Company's common stock that may be the subject of awards under the Plan is 2,250,000.

    Options under the 1987 Plan primarily become exercisable over a three-year vesting period, subject to certain restrictions, at the rate of one-third per year. The options under the 1989 Plan become exercisable over a three or four-year vesting period. Options granted under the 1993 Plan become exercisable over a three-year vesting period.

    The following table summarizes the activity related to stock options under the plans:

                                                   1987 Plan
                                   -------------------------------------
                                    1994           1993           1992
                                   ------         -------        -------
Beginning of the year
 Outstanding                       46,588         60,588          63,088
 Exercisable                       46,588         60,588          63,088

During the year
 Issued                                --             --              --
 Exchanged                             --             --              --
 Canceled                              --             --              --
 Became exercisable                    --             --              --
 Exercised                          4,500         14,000           2,500

End of the year
 Outstanding                       42,088         46,588          60,588
 Exercisable                       42,088         46,588          60,588

Option prices                                  $5.00-$10.1875
                                               (For 1992-1994)

                                                1989 Plan
                                   ---------------------------------------
                                      1994           1993           1992
                                   ---------      ---------      ---------
Beginning of the year
 Outstanding                       1,577,808      1,642,838      1,145,638
 Exercisable                         740,546        459,638        402,638

During the year
 Issued                               16,000        115,000        655,200
 Exchanged                                --             --             --
 Canceled                              5,500         85,000         39,000
 Became exercisable                  381,456        375,938        176,000
 Exercised                           183,628         95,030        119,000

End of the year
 Outstanding                       1,404,680      1,577,808      1,642,838
 Exercisable                         938,374        740,546        459,638


Option prices                      $9.94-$13.25   $7.59-$9.38  $5.00-$13.25

                                          1993 Plan
                                   -------------------------
                                     1994            1993
                                   ---------      ---------
Beginning of the year
 Outstanding                         203,000           --
 Exercisable                              --           --

During the year
 Issued                              905,820      204,900
 Exchanged                                --           --
 Canceled                              2,190        1,900
 Became exercisable                   68,614           --
 Exercised                            10,260           --

End of the year
 Outstanding                       1,096,370      203,000
 Exercisable                          58,354           --

Option prices                      $9.94-$13.25    $10.13

       Stock grants represent compensation to management for future periods and are treated as a capital contribution to Magma as they vest.

       Grants under the 1987 Plan vest over various terms. Most grants vest over a three or four-year period.

       Compensation expense under the 1987 Plan in the form of stock grants earned for 1994, 1993 and 1992 was approximately $200,000, $500,000 and $500,000, respectively.

       Grants under the 1989 Plan primarily vest over a four-year period at 20% in each of the first two years and at 30% in the last two years or 25% per year over a four-year period. Compensation expense related to the 1989
Plan was approximately $34,000, $100,000 and $100,000 in 1994, 1993 and
1992, respectively.

       The following table summarizes the activity under the stock grant plans:

                               1987 Plan                 1989 Plan
                       -------------------------  ------------------------
                        1994      1993     1992    1994      1993     1992
                       -------  -------  -------  -------   ------   ------
Unearned at beginning
 of year               83,350   156,250  267,900   20,240   39,480 69,440
  Issued               39,305     7,000   28,000   72,745       --     --
  Exchanged                --        --       --       --       --     --
  Canceled                 --       500      800       --       -- 11,200
  Vested               67,770    79,400  138,850   17,740   19,240 18,760
Unearned at end
 of year               54,885    83,350  156,250   75,245   20,240 39,480

       Under the Company's 1989 Stock Option Plan for Non-Employee Directors, options awarded for 1994, 1993 and 1992 were 4,848, 6,359 and 6,164, respectively. Under this plan, the directors forego cash compensation in exchange for discounted options. The average exercise price was $7.84, $5.97 and $6.17 per share for 1994, 1993 and 1992, respectively.

       At a meeting held on May 14, 1992, the Company's shareholders approved the adoption of the 1992 Restricted Stock Plan for Non-Employee Directors; 8,000 grants of stock were awarded in 1992, 1993 and 1994, respectively.

9.  Stock Warrants

       The Company has warrants outstanding covering the purchase of 4,966,000 shares exercisable at $8.50 per share. The warrants are exercisable through November 30, 1995.

10.  Cash, Cash Equivalents and Marketable Securities

       For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents. Marketable securities are highly liquid investments, primarily in United States treasury notes, purchased with maturities greater than three months. These securities are considered available for sale and are carried at market.

11.  Short-Term Borrowings

       Average amounts outstanding for short-term borrowings during the years ended 1994 and 1993 were $9.3 million and $8.5 million at a weighted average interest rate of 9.5% and 10.8%, respectively.

12.  Restatements and Reclassifications

        Certain amounts for 1993 and 1992 have been reclassified to conform with 1994 reporting classifications.


NOTE C - MAJOR CUSTOMERS, EXPORT SALES AND SALES COMMITMENTS

       During 1994, the Company's copper was sold to approximately sixty-three
(63) customers. Sales of copper to the Company's largest customer, a merchant trader, accounted for 22% of total revenue during the year.
Because copper is an internationally traded commodity, the Company does not believe that the loss of any one customer would have a material adverse effect on the results of its operations.

       The Company's export sales have declined in recent years primarily due to increasing U.S. consumption and the recession in Japan. The Company is maintaining its presence in the Asian markets by supplying cathode to major fabricators on an annual and spot basis. Export sales as a percent of total revenues were 21%, 25% and 29% for the years ended December 31, 1994, 1993 and 1992, respectively.

       The Company has instituted a copper price protection program to insure, regardless of the copper price, adequate cash flow for the completion of several major capital projects which are important to its future. These projects, Tintaya, Kalamazoo and Robinson, have or will increase Magma's production and ore reserves and reduce overall cost per pound. The program includes hedging using either the purchase of copper price put options or forward sales of copper at a fixed price depending on copper market conditions including price and volatility. As a result of the copper price protection program, Magma's average copper price realized was nine cents per pound greater (94 cents versus 85 cents) than the average Comex price for 1993 and was nine cents per pound lower (98 cents versus $1.07) than the market price in 1994. With the recent purchase of Tintaya, and construction of Kalamazoo and Robinson in progress, the copper price protection program was extended into early 1997. In contrast to 1994, which included a significant amount of forward sales entered into at the end of 1993, the program for 1995 and 1996 consists almost entirely of copper price put options which lock in a copper price floor and operating cash flow while retaining the upside potential of higher copper prices. As a result of this program which creates a copper price floor of 87 cents and 93 cents for 1995 and 1996 respectively, Magma will be able to complete its current strategic growth opportunities with moderate outside financing and maintain its strong financial position and flexibility.

NOTE D - INCOME TAXES

       During the fourth quarter of 1991, Magma adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) and retroactively restated its financial statements from January 1, 1987. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns.

       In August 1993 the Revenue Reconciliation Act of 1993 (the "Act") was enacted by Congress. Under the Act, and effective as of January 1, 1993, the top marginal corporate tax rate was increased from 34% to 35%. Under SFAS 109 the cumulative impact of a change in tax rate is recognized as an element of tax expense for the period of enactment. During the three month period ended September 30, 1993, the Company recorded a one time charge to tax expense of $2.8 million to reflect the impact of the change in statutory rate.

       In calculating income taxes, the Company has benefited from deductions for percentage depletion. In general, the Company's cumulative percentage depletion deductions exceed cost basis of depletable properties, resulting in current percentage depletion being treated as a permanent difference.
The effect of this permanent difference causes the effective tax rate to be generally lower than the statutory tax rate.

       During 1994 the Company's effective tax rate by quarter was as follows: first quarter 27%, second quarter 27%, third quarter 22%, fourth quarter
13%. The aggregate effective tax rate for 1994 totaled 20%. During the third and fourth quarters of 1994 the Company experienced a substantial decrease in effective tax rate as deductions for percentage depletion sheltered a greater proportion of book income realized after forward sales.

       The components of the income tax provision consist of the following (in thousands):

                                                   December 31,
                                         --------------------------------
                                           1994        1993        1992
                                         --------    --------    --------
Current Payable:
  Federal                                $(22,787)   $ (9,789)   $(13,004)
  State                                        --          --          --
  Foreign                                    (501)         --          --
                                          -------     -------     -------
                                          (23,288)     (9,789)    (13,004)
                                          -------     -------     -------
Deferred:
  Federal                                   5,696       2,970      (5,166)
  State                                    (4,396)     (1,891)     (4,429)
  Foreign                                    (376)         --          --
                                          -------     -------     -------
                                              924       1,079      (9,595)
                                          -------     -------     -------
                                         $(22,364)   $ (8,710)   $(22,599)
                                          =======     =======     =======


The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows (in thousands):

                                          December 31,
                         -----------------------------------------------
                              1994            1993              1992
                         --------------   ---------------  ------------
                                   Tax              Tax              Tax
                            Tax    Rate     Tax     Rate     Tax     Rate
                         --------  ----   -------   ----   --------  ----
Income tax provision
 at federal
 statutory rate          $(38,416) (35)%  $(11,028) (35)%  $(27,507) (34)%

Percentage depletion       18,970   17       6,349   20       8,111   10

Change in federal tax
  rate                         --   --      (2,800)  (9)         --   --

State tax, net             (2,918)  (2)     (1,231)  (4)     (3,203)  (4)
                          -------  ---     -------  ---     -------  ---

                         $(22,364) (20)%  $ (8,710) (28)%  $(22,599) (28)%
                          =======  ===     =======  ===     =======  ===

    The components of the net deferred tax liability are as follows (in thousands):

                                                      December 31,
                                                ------------------------
                                                  1994            1993
                                                --------        --------
Deferred tax liability relating to
  property, plant and mine development          $265,892        $201,462
                                                 -------         -------

Deferred tax assets:
  Financial reserves not yet deductible           40,363          42,759
  Tax effect of net operating losses              22,042          17,501
  Alternative minimum tax credits                 75,048          51,527
  Valuation allowance                             (6,917)         (6,917)
                                                 -------         -------
    Deferred tax assets, net                     130,536         104,870
                                                 -------         -------

  Net deferred tax liability                    $135,356        $ 96,592
                                                 =======         =======

    At December 31, 1994, Magma has for federal income tax purposes approximately $63 million of regular tax net operating loss carryforwards which expire, if unused, in the years 2004 through 2006. Under the federal alternative minimum tax system, Magma has no net operating loss carryforwards. As a result of shorter carryforward periods and other statutory differences, Magma has no net operating loss carryforwards for state income tax purposes.

    Magma also has alternative minimum tax credits aggregating approximately $75 million which carryforward indefinitely for federal income tax purposes. These credits can be used in the future to the extent that Magma's regular tax liability exceeds its liability calculated under the alternative minimum tax system.

    The Company's deferred tax liability at December 31, 1994 includes deferred taxes related to its foreign subsidiary. Foreign income taxes have been provided to the extent the book basis of the foreign subsidiary's assets exceed their tax basis. Currently management does not have specific plans for reinvestment of foreign earnings nor do they plan to postpone remittance indefinitely. Accordingly, U.S. taxes net of anticipated foreign tax credits have also been provided for on the basis difference.

NOTE E - PENSION AND RETIREMENT PLANS

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

    The Company's funding policy is to contribute annually the minimum amount that can be deducted for federal income tax purposes. Total pension and retirement plan costs were $1,740,000, $2,257,000 and $1,422,000 in 1994, 1993 and 1992, respectively.

    The net periodic pension cost for 1994, 1993 and 1992 included the following components (in thousands):

                                             1994       1993      1992
                                           -------    -------    ------
    Service cost                           $ 5,613    $ 4,932    $ 4,349
    Interest cost                           10,589     10,249      9,369
    Less:
      Return on assets                     (13,967)   (12,261)   (11,250)
      Net amortization and deferral           (495)      (663)    (1,046)
                                            ------     ------     -----
        Annual pension cost                $ 1,740    $ 2,257    $ 1,422
                                            ======     ======     =====

                                    Salaried Plan        Hourly Plan
                                   ----------------   -----------------
                                    1994      1993      1994      1993
                                   ------    ------    ------    ------
    Discount rates                   8.5%      7.5%      8.5       7.5%
    Rates of increase in
      compensation levels            5.0%     4.25%      N/A      N/A
    Expected long-term rate
      of return on assets            9.5%      9.5%      9.5%     9.5%
    Remaining amortization
      period for unrecognized
      net asset at
      January 1, 1987              6 years   7 years    9 years  10 years


    On December 31, 1994 and 1993, the Plans' assets were invested in fixed income instruments and equity securities.

    The following tables set forth the Plans' funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993 (in thousands):

                                  Salaried Plan         Hourly Plan
                               ------------------   ---------------------
                                 1994      1993       1994        1993
                               --------  --------   --------    --------
Actuarial present value
  of benefit obligations:
    Vested benefit
     obligation                $(25,200) $(21,423)  $ (92,000)  $ (97,190)
                                =======   =======    ========    ========

    Accumulated benefit
    obligation                 $(29,119) $(25,125)  $(101,500)  $(106,802)
                                =======   =======    ========    ========
    Projected benefit
    obligation for
     services rendered
     to date                   $(39,819) $(38,165)  $(101,150)  $(106,802)
    Plan assets at
    estimated fair value         29,092    26,348     114,751     124,453
                                -------   -------    --------    --------
Projected benefit obligation
  (in excess of) or less than
  plan assets                   (10,727)  (11,817)     13,601      17,651
Unrecognized net (gain)
  or loss                         5,259     4,459      (6,642)    (10,558)
Unrecognized net asset from
  January 1, 1987                (1,245)   (1,453)     (9,065)    (10,072)
Unrecognized prior service
  cost                            1,546     1,915       7,398       8,056
                                -------   -------    --------    --------

Prepaid (accrued) pension
  cost                         $ (5,167) $ (6,896)  $   5,292   $   5,077
                                =======   =======    ========    ========

    During 1990, an amendment changed the benefit formula and the definition of compensation used to compute the salaried employees' benefit. These changes resulted in an increase in the projected obligation of $3,100,000 which is accounted for as prior service cost and amortized over
13.9 years.

    The Company provides executives with excess benefit and supplemental benefit pension plans. Plan costs for 1994 including interest and amortization of the transition obligation was $1,316,000. The projected benefit obligation of these plans at December 31, 1994 was $5,884,000. Funding is on a current basis and there are no plan assets.

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

    The Company funds the postretirement benefit costs on a current basis and there are no plan assets.

    The net periodic postretirement benefit costs for 1994, 1993 and 1992 included the following components (in thousands):

                                     1994       1993      1992
                                    ------     ------    -------
         Service costs              $1,079     $1,005    $  763
         Interest costs              2,295      2,378     2,027
                                     -----      -----     -----
                                    $3,374     $3,383    $2,790
                                     =====      =====     =====

    The following table sets forth postretirement amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993 (in thousands):

                                            1994        1993
                                          --------    --------
         Accumulated postretirement
           benefit obligation:
             Retirees                     $13,001     $13,279
             Fully eligible actives         5,106       5,076
             Other actives                 13,133      12,182
             Unrecognized transition
               obligation                     920      (1,778)
                                           ------      ------
         Accrued postretirement cost      $32,160     $28,759
                                           ======      ======

    The 1994 plan accounting assumes a health care cost trend rate for pre-age 65 benefits of 13% and post-age 65 benefits of 10%. These rates were assumed to decrease one percentage point each year to 5.5% and remain at that level thereafter. The assumed discount rate and rate of increase in compensation levels was 8.5% and 5.0%, respectively. The effect of a one percentage point increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $4,232,000. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit costs would have been an increase of $254,000 for 1994.

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                         December 31,
                                                     --------------------
                                                       1994        1993
                                                     --------    --------

12% Senior Subordinated Notes (1)                    $200,000    $200,000
11 1/2% Senior Subordinated Notes (2)                 125,000     125,000
Industrial Development Authority Bonds (3)             49,700      49,700
Promissory Note (4)                                     6,000       7,000
Non-interest-bearing Junior Subordinated Notes (5)         --       6,151
Capitalized Lease Obligations (6)                      11,743      16,804
                                                      -------     -------
   Total debt                                         392,443     404,655
Less current portion                                   (5,641)    (12,395)
                                                      -------     -------
Long-term portion                                    $386,802    $392,260
                                                      =======     =======

    At December 31, 1994, aggregate debt maturities are as follows for the years ending December 31 (in thousands):


    1995 . . . . . . . . . . . . . . . . .           $  5,641
    1996 . . . . . . . . . . . . . . . . .              5,169
    1997 . . . . . . . . . . . . . . . . .              3,324
    1998 . . . . . . . . . . . . . . . . .              1,384
    1999 . . . . . . . . . . . . . . . . .              1,225
    Thereafter . . . . . . . . . . . . . .            375,700
                                                      -------
       Total . . . . . . . . . . . . . . .           $392,443
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

3.  Industrial Development Authority Bonds

    At December 31, 1994, Industrial Development Authority ("IDA") bonds outstanding totaled $49,700,000. These bonds have been issued through the Pinal County IDA, the locale of the Company's smelting and refining facility. The interest rates on these bonds are based on the minimum rate determined by the remarketing agent necessary to sell the bonds. The effective interest rate on the bonds was approximately 2.8% for 1994, 2.3% for 1993 and 4% for 1992.

    Principal at December 31, 1994 is repayable as follows (in thousands):


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

5.  Non-Interest Bearing Junior Subordinated Notes

    From March 1989 through March 1992, the Company issued non-interest-bearing junior subordinated notes (the "Zero-Interest-Notes") in lieu of quarterly cash dividends to holders of the Series B Preferred Stock (see Note G-Preferred Stock). The Zero-Interest-Notes were retired on or about May 4, 1994.

6.  Capitalized Lease Obligations

    The Company has capitalized lease obligations for heavy mining equipment and a computer system. These leases have maturities from 1995 through 1999 and implicit rates ranging from 7.0% to 9.2%.

7.  Revolving Credit Facility

    In May 1994, the Company entered into a four-year $300 million revolving credit agreement (the "Revolver"). The Revolver is provided by a consortium of eleven banks and is available for general corporate purposes. Amounts outstanding under the Revolver may bear interest at the London InterBank Offered Rate (LIBOR), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear interest at the rate of LIBOR plus 0.7%. An annual agency fee of $30,000 plus a commitment fee (which also varies depending on the credit rating of the Company) of 1/4% per annum on the unused portion of the Revolver is payable by the Company.

    Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less than the sum of $450 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1994 and
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60%.

NOTE G - PREFERRED STOCK

    The Company has 50,000,000 shares of authorized Preferred Stock. At December 31, 1994, 5,112,765 shares (none issued or outstanding) had been designated as Series C Convertible Preferred Stock ("Series C Preferred Stock"); 2,000,000 shares (issued and outstanding) had been designated as Series D Cumulative Convertible Preferred Stock ("Series D
Preferred Stock"); 2,000,000 shares (issued and outstanding) had been designated as Series E Cumulative Convertible Preferred Stock, and 40,882,235 shares (none issued or outstanding) were undesignated. In 1988, 930,000 shares of the Series B Preferred Stock were issued in conjunction with a recapitalization of the Company. The Series C Preferred Stock was created for issuance upon conversion of the Series B Preferred Stock or exercise of outstanding warrants, if, for any reason, the Company were unable to issue Common Stock to satisfy applicable conversion or exercise requirements. No Series C Preferred Stock is outstanding and the Company is not presently aware of any reason that would require it to issue such stock or preclude it from issuing Common Stock.

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

    During 1994, the Company paid cash dividends on its Series D Preferred Stock and Series E Preferred Stock totaling $5,622,000 and $6,000,000, respectively.

NOTE H - COMMON STOCK

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

NOTE I - COMMITMENTS AND CONTINGENCIES

1.  Legal Matters

    The Company is involved in legal proceedings of a character normally incidental to its business, including substantial claims and pending actions against the Company seeking recovery of alleged damages or clarifications of legal rights, much of which is subject to insurance or indemnity coverage. The Company does not believe that adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, would have a material adverse effect on the financial condition or results of operations of the Company.

    The Company is involved in legal proceedings (the "Adjudication") regarding the allocation of water rights of the Gila River system and
source pending in the Superior Court of Maricopa County, Arizona.   The
Company's right to use surface and groundwater at its San Manuel, Pinto Valley and Superior operations and potentially at its Florence property, as well as the rights of all other claimants to use water from the Gila River system and source, is to be decided in this matter. Claims for damages for the Company's withdrawal of ground water have been asserted by Indian tribes, but have been stayed pending outcome of the Adjudication. A final resolution of this litigation may not be made for several years.
Management believes that, despite this litigation, it will be able to obtain water necessary for its mining operations.

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

NOTE J - LEASE COMMITMENTS

    The Company leases railcars, haul trucks, other heavy mining equipment and a computer system. Rent expense for the years ended December 31, 1994, 1993 and 1992 was $4,653,000, $4,464,000 and $4,833,000, respectively.

    The following is a schedule of the future minimum lease payments for the years ending December 31, (in thousands):

                   1995. . . . . . . . . . .     $ 3,764
                   1996. . . . . . . . . . .       3,915
                   1997. . . . . . . . . . .       2,468
                   1998. . . . . . . . . . .       1,182
                   1999. . . . . . . . . . .         519
                   Thereafter  . . . . . . .       4,177
                                                  ------
                                                 $16,025
                                                  ======


NOTE K - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Marketable Securities. In the first quarter of 1994 the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".

    Accordingly, certain of the Company's investments with an average maturity of less than one year have been classified as available-for-sale securities and are reported at their estimated fair value, based on quoted market prices for those or similar investments. The Company utilizes the specific identification method in computing realized gains and losses.

    During the twelve month period ended December 31, 1994, the Company received $340.5 million in proceeds from available-for-sale securities, including realized gains of $0.7 million and realized losses of $3.4 million.

    The change in unrealized holding losses, net of tax, for the twelve month period ended December 31, 1994 was $.1 million.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. The Company enters into options, futures and swap contracts, as well as fixed price forward sales agreements as part of its ongoing price protection programs. For 1995, the Company purchased put option contracts covering 529 million pounds of production at a London Metals Exchange ("LME") based strike price of $.85 per pound. In addition, the Company purchased put options covering 121 million pounds at an LME based strike price of $.95 per pound. The Company also entered into Commodity Exchange Inc. ("Comex") based swap contracts covering 51 million pounds of production at an average price of $1.03 per pound. When combined with the amortization of the option premiums, the above contracts create a floor price for the Company's production of approximately $.87 per pound for 1995. For 1996, the Company purchased put options covering 676 million pounds of production, creating a minimum realized price of approximately $.93 per pound. For 1997, the Company has purchased put options covering 66 million pounds of first quarter production, creating a minimum realized price of approximately $.92 per pound.

    Gold Swap Contracts. To protect a portion of the Robinson by-product credit, the Company entered into Comex based swap contracts covering 30,000 ounces of gold per year during 1996, 1997 and 1998 at an average price of $433, $460 and $490 per ounce, respectively. Through the execution of these contracts the Company will receive or pay the difference between the fixed prices and the average market prices at the time of the physical sales.

    The estimated fair values of the Company's financial instruments as of December 31, 1994 are as follows (in thousands):

                                               Carrying       Fair
                                                Amount        Value
                                               --------      --------
      Cash                                     $ 72,849      $ 72,849
      Marketable securities                      15,388        15,388
      Long-term debt (includes current
        portion)                               (392,443)     (411,240)
      Copper price protection contracts          25,679        (3,278)
      Gold swap contracts                            --           653


    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

NOTE L - ADOPTION OF SFAS 112 - EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT
BENEFITS

    At December 31, 1993, the Company adopted SFAS 112 - "Employers' Accounting for Postemployment Benefits". The Company elected to adopt this statement early and to record the entire cumulative adjustment in the year of adoption. Under SFAS 112, $.9 million (after tax) was charged to first quarter 1993 earnings.

NOTE M - STORM DAMAGE

    The Company estimates that pre-tax earnings for 1993 were reduced by $21 million ($15.5 million after tax) as a result of storm damage. The largest cost was a writedown of inventory to net realizable value of $10 million caused by higher than normal production costs. Additionally, there was a $4 million loss of production and $4 million of one-time rain related repair costs. The Company's operating margin was reduced by $3 million as the Company was unable to mine from the higher-grade area of its open-pit mine at its Pinto Valley Mining Division. The Company is presently seeking a recovery from its property and casualty insurer for property damage and business interruption losses resulting from that storm damage.

NOTE N - Acquisition of Tintaya

    On October 6, 1994, the government of Peru declared the consortium of Magma Copper Company and its subsidiary, Global Magma, Ltd. the winning bidder in the privatization of Empresa Minera Especial Tintaya S.A., ("Tintaya") which owns one of the largest operating mining projects in Peru. The consortium acquired 98.43% of the common stock of Tintaya on November 29, 1994 for $243 million and a commitment to spend an additional $85 million in capital expenditures over the next five years. The acquisition was accounted for by the purchase method with the results of operations of Tintaya included for the one month period ended December 31, 1994.

    The following unaudited pro-forma combined financial data give effect to the acquisition as if it had occurred on the first day of each period. This pro-forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effected during the period presented. The pro-forma financial information is based on the purchase method of accounting and reflects adjustments to record the profits of acquired inventories, conversion from Peruvian GAAP to U.S. GAAP, depreciation, depletion and amortization of mine development costs on the adjusted asset basis and adjust income taxes for the pro-forma adjustments.

                                            Year Ended December 31,
                                              1994           1993
                                            --------       --------
    Total revenues                          $972,835       $862,493
    Income before extraordinary
      items                                  105,749         24,102
    Net income                                98,586         23,214
    Primary earnings per share                  1.77            .43
    Earnings per share assuming
      full dilution                             1.56            .43 (1)

(1) The Company's convertible preferred stock is not included in the fully diluted calculation as its effects are antidilutive.

NOTE O - SELECTED QUARTERLY FINANCIAL DATA (Information for all periods shown below is unaudited).

    Amounts for the three months ended March 31, 1993 have been restated to reflect the adoption of SFAS 112 (see Note L). (In thousands, except per share data)


                                                   1994
                                   --------------------------------------
                                              Three Months Ended
                                   --------------------------------------
                                    Mar 31    Jun 30    Sep 30     Dec 31
Sales. . . . . . . . . . . . . .   $175,532  $219,534  $227,074   $267,480
Income from operations. . . . . .    11,779    31,346    34,306     46,342
Income before preferred stock
  dividends . . . . . . . . . . .     7,611    20,610    22,321     36,854
Net income. . . . . . . . . . . .     7,611    20,610    22,321     36,854
Net income available for
  common stock  . . . . . . . . .     4,705    17,704    19,415     33,948
Income per common share before
  preferred stock dividends . . .       .16       .42       .45        .75
Earnings per share of common
  stock, primary. . . . . . . . .       .10       .36       .39        .69
Earnings per share of common
  stock, fully diluted . . . . .        .10(1)    .33       .35        .58

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



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Magma Copper Company:



    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Magma Copper Company and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       ARTHUR ANDERSEN LLP









Tucson, Arizona,
  January 27, 1995.

                                                                SCHEDULE II

                              MAGMA COPPER COMPANY

                       Valuation and Qualifying Accounts

              For the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                         Balance     Charged   Charged            Balance
                            at       to Cost     to                  at
                        Beginning      and      Other              End of
                        of Period   Expenses  Accounts Deductions  Period
                        ---------   --------  -------- ----------  ------
Year Ended Dec. 31, 1994:
  Reserves and allowances
    deducted from
    asset accounts:
      SFAS 109 valuation
       allowance           $6,917    $  --     $   --    $   --    $6,917


Year Ended Dec. 31, 1993:
  Reserves and allowances
    deducted from
    asset accounts:
      SFAS 109 valuation
       allowance           $6,917    $  --     $   --    $   --    $6,917


Year Ended Dec. 31, 1992:
  Reserves and allowances
    deducted from
    asset accounts:
      SFAS 109 valuation
       allowance           $6,917    $   --    $   --    $   --    $6,917


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



    Not applicable.

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


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K

(a)  1.    Consolidated Financial Statements: Index on page 45 of this
           Report.

     2. Consolidated Financial Statement Schedules: Index on page 45 of this Report.

     3. Exhibits. The exhibits as indexed on pages 81 through 89 of this Report are included as a part of this Form 10-K.

(b)   Reports on Form 8-K:

    The following reports on Form 8-K were filed by the registrant during the three months ended December 31, 1994:

    The Company filed a report on Form 8-K, dated October 6, 1994, to announce that the government of Peru declared Magma and its subsidiary the winning bidder in the privatization of Empresa Mineral Especial Tintaya S.A., which owns one of the largest operating mining projects in Southern Peru. Magma also announced that construction began at its Robinson Mine on October 12, 1994, following final approval of the project by the Bureau of Land Management.

    The Company filed a report on Form 8-K, dated November 29, 1994, to announce the closing of the purchase of Empresa Mineral Especial Tintaya S.A. ("Tintaya"). The Company also stated that it would file the required financial information for Tintaya (which was impracticable to provide at this time) under Form 8-K/A before February 13, 1995.

    The Company filed a report on Form 8-K/A-1 (filed February 7,
    1995) dated November 29, 1994 to provide required financial information for the Tintaya acquisition.


Exhibit
Number Description

2.1 Stock Purchase Agreement                 (Incorporated by reference;
                                             previously filed as Exhibit
                                             21. to the Registrant's Form
                                             8-K dated November 29,
                                             1994.)

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


Exhibit
Number Description

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

Exhibit
Number Description

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

10.1   Tax-Matters Agreement, dated          (Incorporated by reference;
       as of March 6, 1987 between           previously filed as 10I to
       Newmont Mining Corporation and        the Registrant's Form 10.)
       Magma Copper Company

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




Exhibit
Number Description

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



Exhibit
Number Description

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






Exhibit
Number Description

10.20  Registration Rights Agreement,        (Incorporated by reference;
       dated November 30, 1988, between      previously filed as Exhibit
       Magma Copper Company and Warburg,     10.29 to the Registrant's
       Pincus Capital Company, L.P.          1988 Warrants Registration
       Statement.)

10.21  Revolving Credit Facility             (Incorporated by reference;
       Agreement dated as of                 previously filed as Exhibit
       May 20, 1994                          10 to the Registrant's
                                             Quarterly Report on Form
                                             10-Q dated June 30,1994.)

10.22  Tax Stability Agreement               (Incorporated by reference;
                                             previously filed as Exhibit
                                             10.1 to the Registrant's
                                             Form 8-K/A-1 dated November
                                             29, 1994.)

10.23  Judicial Stability Agreement          (Incorporated by reference;
       with the Consortium Magma             previously filed as Exhibit
       Copper Company - Global               10.2 to the Registrant's
       Magma Ltd.                            Form 8-K/A-1 dated November
                                             29, 1994.)

10.24  Judicial Stability Agreement          (Incorporated by reference;
       with Empresa Minera Especial          previously filed as Exhibit
       Tintaya, S.A.                         10.3 to the Registrant's
                                             Form 8-K/A-1 dated November
                                             29, 1994.)

10.25  1987 Stock Option and Stock           (Incorporated by reference;
       Award Plan                            previously filed as Exhibit
                                             10B to the Registrant's Form
                                             10.)

10.26  Amendments to 1987 Stock              (Incorporated by reference;
       Option and Stock Award Plan           previously filed as Exhibit
                                             28.1 to the Registrant's
                                             Quarterly Report on
                                             Form 10-Q dated June 30,
                                             1992.)







Exhibit
Number Description

10.27  1989 Stock Option and Stock           (Incorporated by reference;
       Award Plan                            previously filed as Exhibit
                                             35.0 to the Registrant's
                                             annual report on Form 10-K
                                             for the fiscal year ended
                                             December 31, 1989 (the "1989
                                             Form 10-K.")

10.28  Amendments to 1989 Stock              (Incorporated by reference;
       Option and Stock Award                previously filed as Exhibit
       Plan                                  28.2 to the Registrant's
                                             Quarterly Report on Form
                                             10-Q dated June 30, 1992.)

10.29  1989 Stock Option Plan for            (Incorporated by reference;
       Non-employee Directors                previously filed as Exhibit
                                             10.27 to the Registrant's
                                             1991 Form 10-K.)

10.30  Amendment to 1989 Stock Option        (Incorporated by reference;
       Plan for Non-Employee Directors       previously filed as Exhibit
                                             28 to the Registrant's
                                             Quarterly Report on Form
                                             10-Q dated September 30,
                                             1991.)

10.31  Excess Benefit Plan                   (Incorporated by reference;
                                             previously filed as Exhibit
                                             10.28 to the Registrant's
                                             1991 Form 10-K.)

10.32  Executive Supplemental Benefit        (Incorporated by reference;
       Plan                                  previously filed as Exhibit
                                             10.29 to the Registrant's
                                             1991 Form 10-K.)

10.33  Amended and Restated Special          Filed herewith
       Executive Supplemental
       Benefit Plan

10.34  Special Executive Deferred            (Incorporated by reference;
       Compensation Plan                     previously filed as Exhibit
                                             10.31 to the Registrant's
                                             1991 Form 10-K.)




Exhibit
Number Description

10.35  First Amendment to Special            (Incorporated by reference;
       Executive Deferred Compensation       previously filed as Exhibit
       Plan                                  10.33 to the Registrant's
                                             1992 Form 10-K.)

10.36  Second Amendment to Special           (Incorporated by reference;
       Executive Deferred Compensation       previously filed as Exhibit
       Plan                                  10.34 to the Registrant's
                                             1992 Form 10-K.)

10.37  Third Amendment to Special            Filed herewith
       Executive Deferred Compensation
       Plan

10.38  Fourth Amendment to Special           Filed herewith
       Executive Deferred Compensation
       Plan

10.39  1992 Restricted Stock Plan for        (Incorporated by reference;
       Non-Employee Directors                previously filed as Exhibit
                                             28.3 to the Registrant's
                                             Quarterly Report on Form
                                             10-Q dated June 30, 1992.)

10.40  Amendment to 1987 Stock Plan          (Incorporated by reference;
       for Non-Employee Directors            previously filed as Exhibit
                                             10.36 to the Registrant's
                                             1992 Form 10-K.)

10.41  1993 Revised Incentive Compensation   (Incorporated by reference;
       Plan Guidelines                       previously filed as Exhibit
                                             10.36 to the Registrant's
                                             1993 Form 10-K.)

10.42  Chief Executive Officer               (Incorporated by reference;
       Supplemental Retirement Plan          previously filed as Exhibit
                                             10.38 to the Registrant's
                                             1992 Form 10-K.)

10.43  Employment Agreement - (Generic       (Incorporated by reference;
       Copy)                                 previously filed as Exhibit
                                             10.38 to the Registrant's
                                             1993 Form 10-K.)

10.44  Third Amendment to Employment         (Incorporated by reference;
       Agreement between J. B. Winter        previously filed as Exhibit
       and Magma Copper Company              10.39 to the Registrant's
                                             1993 Form 10-K.)

Exhibit
Number Description

10.45  Retention and Severance Benefit       (Incorporated by reference;
       Agreement between Magma Copper        previously filed as Exhibit
       Company and J. B. Winter              10.40 to the Registrant's
                                             1993 Form 10-K.)

10.46  Revised 1993 Long-Term Incentive      (Incorporated by reference;
       Plan guidelines                       previously filed as Exhibit
                                             10.41 to the Registrant's
                                             1993 Form 10-K.)

10.47  1993 Stock Option and Stock           (Incorporated by reference;
       Award Plan                            previously filed as Exhibit
                                             4 to the Registrant's Form
                                             S-8 Registration Statement,
                                             File No. 33-64766.)

10.48  First amendment to the Magma          (Incorporated by reference;
       Copper Company Executive              previously filed as Exhibit
       Supplemental Benefit Plan             10.43 to the Registrant's
                                             1993 Form 10-K.)

10.49  Second amendment to the Magma         (Incorporated by reference;
       Copper Company Executive              previously filed as Exhibit
       Supplemental Benefit Plan             10.44 to the Registrant's
                                             1993 Form 10-K.)

11.0   Statement re: computation of          Filed herewith
       per share earnings

21.0   Subsidiaries of Magma Copper          Filed herewith
       Company

23.1   Consent of Independent Public         Filed herewith
       Accountants (Price Waterhouse)

23.2   Consent of Independent Public         Filed herewith
       Accountants (Arthur Anderson LLP)

27.0   Financial Data Schedule               Filed herewith

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

          Signature                      Title                    Date

                                 Chairman of the Board
/s/ Donald J. Donahue                and Director                 March 9,1995
     (Donald J. Donahue)

                              President, Chief Executive
                                   Officer, Director
/s/ J. Burgess Winter        (Principal Executive Officer)   March 9,1995
     (J. Burgess Winter)

                                  Vice President and
/s/ Douglas J. Purdom           Chief Financial Officer      March 9,1995
     (Douglas J. Purdom)       (Principal Financial and
                                  Accounting Officer)

/s/ Christopher W. Brody               Director              March 9,1995
   (Christopher W. Brody)

/s/ Judd R. Cool                       Director              March 9,1995
       (Judd R. Cool)

/s/ John W. Goth                       Director              March 9,1995
       (John W. Goth)

/s/ John R. Kennedy                    Director              March 9,1995
      (John R. Kennedy)

/s/ Thomas W. Rollins                  Director              March 9,1995
(Thomas W. Rollins)

/s/ Henry B. Sargent                   Director              March 9,1995
     (Henry B. Sargent)

/s/ Simon D. Strauss                   Director              March 9,1995
     (Simon D. Strauss)

/s/ H. Wilson Sundt                    Director              March 9,1995
      (H. Wilson Sundt)

/s/ John L. Vogelstein                 Director              March 9,1995
    (John L. Vogelstein)