Form 10-Q
period 1995-03-31
MAGMA COPPER CO
filed 1995-05-12
CIK 61425

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                            or

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


                                  (520) 575-5600
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X           No
                          ______           ______


Number of shares of common stock outstanding
  at March 31, 1995:                                             46,112,065

                              MAGMA COPPER COMPANY

                                   Form 10-Q
                      For the Quarter Ended March 31, 1995
                                     INDEX
                                                                     Page
                                                                     Number

Part I     -   Financial Information

Item 1     -   Financial Statements

           Introduction to the Financial Statements                    1

           Consolidated Balance Sheets -
           March 31, 1995 and December 31, 1994                        2

           Consolidated Statements of Operations-
           Three months ended March 31, 1995 and 1994                  3

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1995 and 1994                  4

           Notes to Consolidated Financial Statements                  5

           Report of Independent Public Accountants                    9

Item 2     -   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                                        10

Part II    -   Other Information

Item 6     -   Exhibits and Reports on Form 8-K                       13


           Signature                                                  14

PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



     The financial statements for the three months ended March 31, 1995 and 1994 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1995, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1995. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

     The financial statements included herein have been subjected to a review, in accordance with the standards established by the American Institute of Certified Public Accountants, by Arthur Andersen LLP, the registrant's independent public accountants.

                             MAGMA COPPER COMPANY
                          Consolidated Balance Sheets
                                (In thousands)

                                               March 31,    December 31,
    Assets                                        1995          1994
    ------                                   ------------   ------------
    Current Assets:
      Cash                                    $   48,467    $   72,849
      Marketable securities                        8,420        15,388
      Accounts receivable                         72,116       101,058
      Inventories:
        Metals                                   129,070        96,186
        Materials and supplies                    38,768        40,814
      Prepaid expenses                            17,703        15,045
                                               ---------     ---------
      Total current assets                       314,544       341,340
                                               ---------     ---------
    Net Property, Plant and Mine
      Development                              1,299,767     1,217,220
                                               ---------     ---------
    Other                                         25,549        18,076
                                               ---------     ---------
        Total Assets                          $1,639,860    $1,576,636
                                               =========     =========
    Liabilities and Stockholders' Equity
     ------------------------------------
    Current Liabilities:
      Accounts payable                        $   32,612    $   34,101
      Accrued liabilities and short-term
        borrowings                               175,654       183,516
      Current portion of long-term debt            5,616         5,641
      Income taxes payable                        14,616         3,218
                                               ---------     ---------
      Total current liabilities                  228,498       226,476
                                               ---------     ---------
    Accrued Pension, Retirement and
      Other Liabilities                           71,063        67,934
    Deferred Income Taxes                        145,882       135,356
    Long-Term Debt                               384,688       386,802

    Commitments and Contingencies

    Stockholders' Equity:
      Cumulative convertible preferred
        stock                                         40            40
      Common stock                                   461           460
      Capital in excess of par value             625,985       625,849
      Retained earnings                          186,693       137,833
      Unearned stock grant compensation           (3,431)       (4,032)
      Unrealized loss on marketable
        securities                                   (19)          (82)
                                               ---------     ---------
      Total stockholders' equity                 809,729       760,068
                                               ---------     ---------
        Total Liabilities and
          Stockholders' Equity                $1,639,860    $1,576,636
                                               =========     =========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                   Three Months
                                                  ended March 31,
                                          ------------------------------
                                            1995                  1994
                                          --------              --------

Sales                                     $297,537              $175,532
Cost of sales:
  Cost of products sold                   (195,930)             (140,224)
  Depreciation, depletion
    and amortization                       (16,791)              (15,143)
Selling, general and
 administrative                             (8,036)               (5,148)
Exploration, research
 and development                            (4,613)               (3,238)
                                           -------               -------
Income from operations                      72,167                11,779
Other income (expense):
  Interest expense                          (5,360)               (5,966)
  Interest income                            1,036                 3,620
  Other                                        768                   994
                                           -------               -------
Income before income taxes                  68,611                10,427
Income tax provision                       (16,845)               (2,816)
                                           -------               -------
Net income                                $ 51,766              $  7,611
                                           =======               =======
Preferred stock dividends                   (2,906)               (2,906)
                                           -------               -------
Net income available for
  common stock                            $ 48,860              $  4,705
                                           =======               =======
Earnings per share of common
  stock, primary:

Net income                                $   1.05              $    .16
Preferred stock dividends                     (.06)                 (.06)
                                           -------               -------
Earnings per share of common
 stock                                    $    .99              $    .10
                                           =======               =======
Average common shares
  outstanding, primary                      49,213                49,033

Earnings per share of common
  stock, fully diluted:
Net income                                $    .82              $    .10*
                                           =======               =======
Average common shares outstanding,
fully diluted                               63,529                63,118

* The Company's convertible preferred stock is not included in the calculation as its effects are antidilutive.

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                          Three months
                                                         ended March 31,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
    Net income                                         $ 51,766   $  7,611
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization           16,791     15,143
      Gain (loss) on sale of assets                           1       (185)
      Other                                                 749        555
                                                        -------    -------
                                                         69,307     23,124
                                                        -------    -------
      Change in certain assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                             28,942      6,270
         Inventories                                    (25,198)    (9,383)
         Prepaid expenses                                (2,658)     2,946
       Increase (decrease) in:
         Accounts payable and accrued expenses          (16,851)     4,588
         Income taxes payable                            11,398      2,594
         Accrued pension, retirement
           and other liabilities                          3,129        718
         Deferred income taxes                           (2,670)       (35)
                                                        -------    -------
       Net change in certain assets and liabilities      (3,908)     7,698
                                                        -------    -------
    Net cash provided by operating activities            65,399     30,822
                                                        -------    -------
    Cash flows from investing activities:
     Capital expenditures                               (87,573)   (34,438)
     Acquisition of Tintaya                              (3,716)        --
     Marketable securities                                6,936    (98,308)
     Proceeds from sale of assets                             3        254
     Other                                               (7,593)    (3,746)
                                                        -------    -------
    Net cash used by investing activities               (91,943)  (136,238)
                                                        -------    -------
    Cash flows from financing activities:
     Short-term financing                                 7,500         --
     Long-term debt repayment                            (1,000)    (1,000)
     Long-term lease financing                           (1,139)    (1,288)
     Debt issuance costs                                   (430)      (108)
     Issuance of common stock under stock plans             118        128
     Issuance of common stock from warrants exercised        19         --
     Issuance of preferred stock                             --        (83)
     Preferred stock dividend                            (2,906)    (2,906)
                                                        -------    -------
    Net cash provided (used) by financing activities      2,162     (5,257)
                                                        -------    -------
    Net decrease in cash                                (24,382)  (110,673)
    Cash at the beginning of the period                  72,849    230,414
                                                        -------    -------
    Cash at the end of the period                      $ 48,467   $119,741
                                                        =======    =======
    Marketable securities                                 8,420    206,252
                                                        -------    -------
    Total cash and marketable securities               $ 56,887   $325,993
                                                        =======    =======
    Supplemental disclosure of cash flow information:
      Cash paid during the period for -
        Interest, net of amounts capitalized           $  2,745   $  3,843
        Income taxes                                   $  5,079   $     --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MAGMA COPPER COMPANY

                   Notes to Consolidated Financial Statements


Note 1 -- Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Magma Copper Company and its subsidiaries ("Magma" or the "Company"). All material intercompany activity has been eliminated. Certain amounts previously reported have been reclassified to conform to the current presentation in the accompanying consolidated financial statements.

Note 2 -- Inventories

     Copper concentrate is a product that can be readily purchased or sold to third parties. Typically it is the practice of the Company to classify its concentrate inventories as "in process" rather than "finished goods" as this material is subject to further processing at the Company's smelting and refining complex. However, at March 31, 1995 and December 31, 1994, $2.4 million and $4.7 million, respectively, of copper concentrate from the Company's Tintaya, Peru property was classified as finished goods because this material is expected to be sold to third parties.

     The components of inventories are as follows (in thousands):

                                         March 31,      December 31,
                                           1995             1994
                                       -------------    ------------
    Metals in process, net               $107,473         $ 70,817
    Finished goods                         21,597           25,369
                                          -------          -------
    Metals                                129,070           96,186
    Materials and supplies, net            38,768           40,814
                                          -------          -------
                                         $167,838         $137,000
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

    The Company has recorded a provision for income taxes of $16,845,000 in the first three months of 1995. Included in this provision is an accrual for foreign taxes. Additionally, U.S. taxes net of anticipated foreign tax credits have been provided on foreign earnings as management does not have specific plans for reinvestment of foreign earnings nor do they plan to postpone remittance indefinitely. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to the net income before taxes, as follows:

                                  For the three months ended
                                        March 31, 1995
                                 ---------------------------
                                    Dollars        Tax Rate
                                 (In millions)   (percentage)
                                 ------------     -----------
      Income tax provision
        at federal
        statutory rate               $(24,021)       (35)%

      Percentage depletion              9,328         13

      State tax                        (2,152)        (3)
                                      -------        ---
        Total provision              $(16,845)       (25)%
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

Note 5 -- Capitalized Interest

    During the first three months of 1995 and 1994, $5,804,000 and $4,755,000, respectively, of interest cost was capitalized on certain long-term projects. The total amount of interest cost incurred was $11,164,000 and $10,721,000 for the first three months of 1995 and 1994, respectively.

Note 6 -- Disclosure About Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Short-Term Borrowing. The carrying amounts approximate fair value.

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

    During the three month period ended March 31, 1995, the Company received $7.0 million in proceeds from maturities of available-for-sale securities resulting in no realized gains or losses.

    The change in unrealized holding losses, net of tax, for the three month period ending March 31, 1995 was $.1 million.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. The carrying amount of these contracts reflects the cost of the option premiums which will be amortized ratably as the contracts expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at March 31, 1995.

    The estimated fair values of the Company's financial instruments as of March 31, 1995 are as follows (in thousands):

                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
    Cash                               $ 48,467        $ 48,467
    Marketable securities                 8,420           8,420
    Short-term borrowing                 22,500          22,500
    Long-term debt (includes
      current portion)                  390,304         418,148
    Copper price protection
      contracts                          32,784          (1,829)
    Gold swap contracts                      --           1,996

    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

Note 7 -- Acquisition of Tintaya

    On October 6, 1994, the government of Peru declared the consortium of Magma Copper Company and its wholly-owned subsidiary, Global Magma, Ltd., the winning bidder in the privatization of Empresa Minera Especial Tintaya S.A., ("Tintaya") which owns one of the largest operating mining projects in Peru. The consortium acquired 98.43% of the common stock of Tintaya on November 29, 1994.

    The following unaudited pro-forma combined financial data give effect to the acquisition as if it had occurred on the first day of the period. This pro-forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effected during the period presented. The pro-forma financial information is based on the purchase method of accounting and reflects adjustments to record the profits of acquired inventories, conversion from Peruvian GAAP to U.S. GAAP, depreciation, depletion and amortization of mine development costs on the adjusted asset basis and adjusts income taxes for the pro-forma adjustments.

                                               Quarter ended
                                               March 31, 1994
                                               --------------

Total revenue                                     $194,307
Income before extraordinary items                   10,139
Net income                                          10,139
Primary earnings per share                             .15
Earnings per share assuming full dilution              .15(1)

(1) The Company's convertible preferred stock is not included in the fully diluted calculation as its effects are antidilutive.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To Magma Copper Company:


    We have reviewed the accompanying condensed consolidated balance sheet of MAGMA COPPER COMPANY (a Delaware corporation) and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Magma Copper Company and subsidiaries as of December 31, 1994, (not presented herein), and in our report dated January 27, 1995, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                 Arthur Andersen LLP


Tucson, Arizona,
  April 14, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

    Net income for the three months ended March 31, 1995 was $51.8 million compared to $7.6 million for the same period in 1994. This increase was primarily due to increased copper prices and sales volume. The Company realized a copper price of $1.32 per pound for the three months ended March 31, 1995, a $.48 per pound increase from the same period last year. Net cash provided by operating activities was $65 million during the first three months of 1995. Working capital at March 31, 1995 was $86 million (including $57 million in cash and marketable securities) compared to $115 million (including $88 million in cash and marketable securities) at December 31, 1994.

    The Company's cash position and cash flow from operations were used to fund capital expenditures of $91 million for the three months ended March 31, 1995 as compared to $34 million for the same period in 1994.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31,1995
As Compared with the Three Months Ended March 31, 1994

    Total sales increased 69% to $298 million in 1995 from $176 million in 1994. Sales of copper increased in 1995 to $263 million from $156 million in 1994 due to higher realized copper prices and increased sales volume of copper purchased from third parties.

    Sales of other metal by-products and acid increased $15 million due primarily to sharply higher prices for molybdenum during January and February. The sharp market price increase for molybdenum contributed $11 million in increased sales. Other revenue increases resulted from a greater volume of gold and silver sold and higher prices for acid.

    Cost of products sold increased by 40% to $196 million in 1995 from $140 million in 1994 due to increased sales volume and a higher market price of purchased copper concentrates and scrap from third parties for subsequent processing. Additionally, scheduled completion of open-pit mining operations at San Manuel (which had produced lower unit cost copper cathode) and lower ore grades in the first quarter of 1995 were the major contributors to increasing the Company's cost per pound before credits of producing Magma source concentrates by 6 cents as compared to the same period in 1994. Despite the overall increase in cost during the quarter, the per pound cost of products sold net of credits decreased to $0.56 compared to $0.59 in 1994,
due to the temporary increase in molybdenum credits.   The following table
sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                             Three months ended
                                                  March 31,
                                                (In millions)

                                               1995        1994
                                             --------    --------
    Pounds sold from:
      Magma sources                            135.7       139.6
      Purchased                                 59.2        40.7
                                               -----       -----
     Total pounds of copper sold               194.9       180.3
                                               =====       =====
    Toll Processing Pounds:
      Returned as cathode                       17.6        13.5
      Returned as anode                         13.6         9.7

    Cost of Products Sold:
      Magma sources                           $102.9      $ 96.8
      Purchased                                 79.5        33.1
      Tolling                                    3.3         2.9
      Other                                     10.2         7.4
                                               -----       -----
         Total cost of products sold          $195.9      $140.2
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .76      $  .70
        Credits (1)                             (.20)       (.11)
                                               -----       -----
        Net                                   $  .56      $  .59
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $1.6 million to $16.8 million in 1995 from 1994 as a result of depreciation of new assets which includes the Company's acquisition of Tintaya in November 1994.

    Selling, general and administrative expenses increased $2.9 million due primarily to higher insurance and legal costs.

    Exploration, research and development costs increased $1.4 million as a result of the Company's efforts to increase its proven and probable mineral reserves. These activities are presently conducted at the Company's existing minesites along with new areas in Chile and Mexico.

    Interest expense decreased $0.6 million to $5.4 million in 1995 due to interest capitalized on the Company's expansion projects.

    Interest income decreased $2.6 million to $1.0 million in 1995 as a result of smaller balances of cash and marketable securities brought about by the Company's purchase of the Tintaya mine.

    Other income decreased $0.2 million to $0.8 million in 1995 due to the completion of townsite sales in the first quarter of 1994.

    The Company's provision for income taxes of $16.8 million for 1995 and $2.8 million for 1994 reflects higher income in the current period.

    Net income in 1995 was $51.8 million, or $.82 per share fully diluted, compared to $7.6 million, or $.10 per share in 1994. After dividends on preferred stock, $48.9 million in 1995 was available for common stockholders, or $.99 per share, compared to $4.7 million or $.10 per common share in 1994.


CAPITAL RESOURCES AND LIQUIDITY

    The Company is pursuing a number of capital projects and anticipates spending on the order of $700 million on these projects over the next three years, $435 million of which is scheduled to be spent during 1995.

    During the first quarter of 1995, the Company funded its development projects through internally generated cash flow, short-term borrowing and existing cash balances. The Company's cash flow available for capital expenditures (net income plus depreciation, depletion and amortization) was $69 million at a realized copper price of $1.32 per pound. Cash and marketable securities at March 31,1995 were $57 million. Although from time to time the Company anticipates utilizing its $300 million Revolving Credit Facility for general corporate purposes, at March 31, 1995, there were no amounts outstanding.

    In light of the historic volatility of copper prices, the Company uses a combination of put options, futures, swap contracts and forward commitments to assure cash flow from operations to facilitate its capital spending program. For 1995 and 1996, the Company's price protection program creates a floor price of approximately $.87 and $.93 per pound, respectively. For 1997, the Company has purchased put options covering 364 million pounds of first and second quarter production, creating a minimum realized price of approximately $.93 per pound. The Company believes that even if prices were to fall below these levels, because of its price protection program, it would be able to fund a substantial portion of the capital expenditures scheduled for these periods from cash balances and operating cash flow, with the remainder to be funded by its existing credit facilities, or alternative sources of borrowings that the Company may seek.

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

     (b) Reports on Form 8-K:

         The Company filed a report on Form 8-K/A-1 (filed February 7,
         1995) dated November 29, 1994 to provide required information pertaining to its acquisition of the Tintaya mine in southern Peru.

                                   Signature
                                   ---------


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MAGMA COPPER COMPANY



Date:  May 12, 1995

                                           By:   /s/ Douglas J. Purdom
                                              ----------------------------
                                                   Douglas J. Purdom
                                                  Vice President and
                                               Chief Financial Officer
                                                (Principal Accounting
                                                and Financial Officer)