Form 10-Q
period 1995-06-30
MAGMA COPPER CO
filed 1995-08-08
CIK 61425

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                            or

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

                      Yes    X          No
                          ______           ______


Number of shares of common stock outstanding
  at June 30, 1995:                                              46,144,942

                              MAGMA COPPER COMPANY

                                   Form 10-Q
                      For the Quarter Ended June 30, 1995
                                    INDEX
                                                                    Page
                                                                   Number

Part I     -   Financial Information                                   1

Item 1     -   Financial Statements

           Introduction to the Financial Statements                    1

           Consolidated Balance Sheets -                               2
           June 30, 1995 and December 31, 1994

           Consolidated Statements of Operations-
           Three months and six months ended
           June 30, 1995 and 1994                                      3

           Consolidated Statements of Cash Flows -
           Six months ended June 30, 1995 and 1994                     4

           Notes to Consolidated Financial Statements                  5

           Report of Independent Public Accountants                   10

Item 2     -   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                                        11

Part II    -   Other Information                                      17

Item 4     -   Submission of Matters to a Vote of
               of Security Holders                                    17

Item 6     -   Exhibits and Reports on Form 8-K                       17


           Signature                                                  18

PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



     The financial statements for the three months and the six months ended June 30, 1995 and 1994 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months and six months ended June 30, 1995, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1995. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

     The financial statements included herein have been subjected to a review, in accordance with the standards established by the American Institute of Certified Public Accountants, by Arthur Andersen LLP, the Company's independent public accountants.

                             MAGMA COPPER COMPANY
                          Consolidated Balance Sheets
                                (In thousands)

                                                June 30,    December 31,
    Assets                                        1995          1994
    ------                                    ------------  ------------
    Current Assets:
      Cash                                    $  105,069    $   72,849
      Marketable securities                          405        15,388
      Accounts receivable                         97,238       101,058
      Inventories:
        Metals                                   150,608        96,186
        Materials and supplies                    40,508        40,814
      Prepaid expenses                            23,595        15,045
                                               ---------     ---------
      Total current assets                       417,423       341,340
                                               ---------     ---------
    Net Property, Plant and Mine
      Development                              1,410,957     1,217,220
                                               ---------     ---------
    Other                                         27,558        18,076
                                               ---------     ---------
        Total Assets                          $1,855,938    $1,576,636
                                               =========     =========
    Liabilities and Stockholders' Equity
     ------------------------------------
    Current Liabilities:
      Accounts payable                        $   39,294    $   34,101
      Accrued liabilities                        171,910       168,516
      Short-term borrowings and
        current portion of long-term debt          5,466        20,641
      Income taxes payable                            --         3,218
                                               ---------     ---------
      Total current liabilities                  216,670       226,476
                                               ---------     ---------
    Accrued Pension, Retirement and
      Other Liabilities                           67,736        67,934
    Deferred Income Taxes                        156,513       135,356
    Long-Term Debt                               583,148       386,802

    Commitments and Contingencies

    Stockholders' Equity:
      Cumulative convertible preferred
        stock                                         40            40
      Common stock                                   461           460
      Capital in excess of par value             596,038       625,849
      Retained earnings                          238,210       137,833
      Unearned stock grant compensation           (2,880)       (4,032)
      Unrealized gain (loss) on
        marketable securities                          2           (82)
                                               ---------     ---------
      Total stockholders' equity                 831,871       760,068
                                               ---------     ---------
        Total Liabilities and
          Stockholders' Equity                $1,855,938    $1,576,636
                                               =========     =========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                   Three Months            Six Months
                                   ended June 30,         ended June 30,
                                --------------------   ---------------------
                                  1995       1994         1995      1994
                                --------   --------    ---------  ---------

Sales                           $361,521   $219,534    $659,058   $395,066
Cost of sales:
  Cost of products sold         (237,084)  (159,565)   (433,014)  (299,789)
  Depreciation, depletion
    and amortization             (27,246)   (19,723)    (44,037)   (34,866)
Selling, general and
 administrative                   (9,936)    (5,789)    (17,972)   (10,937)
Exploration, research
 and development                  (5,499)    (3,111)    (10,112)    (6,349)
                                 -------    -------     -------    -------
Income from operations            81,756     31,346     153,923     43,125
Other income (expense):
  Interest expense                (5,331)    (6,097)    (10,691)   (12,063)
  Interest income                  1,219      3,257       2,255      6,877
  Other                             (289)      (265)        479        729
                                 -------    -------     -------    -------
Income before income taxes        77,355     28,241     145,966     38,668
Income tax provision             (22,932)    (7,631)    (39,777)   (10,447)
                                 -------    -------     -------    -------
Net income                      $ 54,423   $ 20,610    $106,189   $ 28,221
                                 =======    =======     =======    =======
Preferred stock dividends         (2,906)    (2,906)     (5,812)    (5,812)
                                 -------    -------     -------    -------
Net income available for
  common stock                  $ 51,517   $ 17,704    $100,377   $ 22,409
                                 =======    =======     =======    =======
Earnings per share of common
  stock, primary:

Net income                      $   1.11   $    .42    $   2.16   $    .57
Preferred stock dividends           (.06)      (.06)       (.11)      (.11)
                                 -------    -------     -------    -------
Earnings per share of common
 stock                          $   1.05   $    .36    $   2.05   $    .46
                                 =======    =======     =======    =======
Average common shares
  outstanding, primary            48,944     49,283      49,093     49,218

Earnings per share of common
  stock, fully diluted:
Net income                      $    .86   $    .33    $   1.68   $    .45
                                 =======    =======     =======    =======
Average common shares
outstanding, fully diluted        63,065     63,368      63,202     63,368

Common shares outstanding         46,145     45,863      46,145     45,863





             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                           Six months
                                                         ended June 30,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
    Net income                                         $106,189   $ 28,221
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization           44,037     34,866
      Gain on sale of assets                                150         45
      Other                                               1,509      1,269
                                                        -------    -------
                                                        151,885     64,401
                                                        -------    -------
      Change in certain assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                              3,820     (6,868)
         Inventories                                    (51,855)   (21,373)
         Prepaid expenses                                (6,700)    (2,090)
       Increase (decrease) in:
         Accounts payable and accrued expenses            8,587     12,997
         Income taxes payable                            (5,068)     2,502
         Accrued pension, retirement
           and other liabilities                           (198)     1,311
         Deferred income taxes                            7,961      1,388
                                                        -------    -------
       Net change in certain assets and liabilities     (43,453)   (12,133)
                                                        -------    -------
    Net cash provided by operating activities           108,432     52,268
                                                        -------    -------
    Cash flows from investing activities:
     Capital expenditures                              (223,162)   (59,492)
     Acquisition of Tintaya                              (3,716)        --
     Marketable securities                               14,926    (84,662)
     Proceeds from sale of assets                           381        342
     Other                                               (5,834)    (6,727)
                                                        -------    -------
    Net cash used by investing activities              (217,405)  (150,539)
                                                        -------    -------
    Cash flows from financing activities:
     Short-term financing                                25,500         --
     Short-term debt repayment                          (40,500)        --
     Long-term debt borrowings                          199,464         --
     Long-term debt repayment                            (1,000)    (6,951)
     Long-term lease financing                           (2,301)    (2,611)
     Debt issuance costs                                 (4,309)      (402)
     Issuance of common stock under stock plans             322        295
     Issuance of common stock from warrants exercised       103        925
     Issuance of preferred stock                             --        (85)
     Warrant redemption costs                           (30,274)        --
     Preferred stock dividend                            (5,812)    (5,812)
                                                        -------    -------
    Net cash provided (used) by financing activities    141,193    (14,641)
                                                        -------    -------
    Net increase (decrease) in cash                      32,220   (112,912)
    Cash at the beginning of the period                  72,849    230,414
                                                        -------    -------
    Cash at the end of the period                      $105,069   $117,502
                                                        =======    =======
    Marketable securities                                   405    191,222
                                                        -------    -------
    Total cash and marketable securities               $105,474   $308,724
                                                        =======    =======
    Supplemental disclosure of cash flow information:
      Cash paid during the period for -
        Interest, net of amounts capitalized           $  8,450   $ 13,276
        Income taxes                                   $ 33,377   $  6,300

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

     Effective July 1, 1995 the Company reorganized its Magma Metals Company subsidiary to become Magma Metals, a Division of Magma Copper Company.

Note 2 -- Inventories

     Copper concentrate is a product that can be readily purchased or sold to third parties. Typically it is the practice of the Company to classify its concentrate inventories as "in process" rather than "finished goods" as this material is subject to further processing at the Company's smelting and refining complex. However, at June 30, 1995 and December 31, 1994, $11.3 million and $4.7 million, respectively, of copper concentrate from the Company's Tintaya, Peru property was classified as finished goods because this material is expected to be sold to third parties.

     The components of inventories are as follows (in thousands):

                                          June 30,      December 31,
                                           1995             1994
                                       -------------    ------------
    Metals in process, net               $124,232         $ 70,817
    Finished goods                         26,376           25,369
                                          -------          -------
    Metals                                150,608           96,186
    Materials and supplies, net            40,508           40,814
                                          -------          -------
                                         $191,116         $137,000
                                          =======          =======
Note 3 -- Income Taxes

    Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", requires use of the liability method for providing deferred income taxes, which generally records deferred taxes for transactions reported in different years for financial reporting and tax purposes.

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

    The Company has recorded a provision for income taxes of $39,777,000 in the first six months of 1995. Included in this provision is an accrual for foreign taxes. Additionally, U.S. taxes net of anticipated foreign tax credits have been provided on foreign earnings as management does not have specific plans for reinvestment of foreign earnings nor do they plan to postpone remittance indefinitely. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to the net income before taxes, as follows:


                                   For the six months ended
                                        June 30, 1995
                                 ---------------------------
                                   Dollars         Tax Rate
                                (In millions)    (percentage)
                                ------------     -----------
      Income tax provision
        at federal
        statutory rate               $(51,089)       (35)%

      Percentage depletion             15,225         11

      State tax                        (3,913)        (3)

      Effect of foreign tax rates          --         --
                                      -------        ---
        Total provision              $(39,777)       (27)%
                                      =======        ===

Note 4 -- Commitments and Contingencies

    From time to time the Company is involved in various legal proceedings of a character normally incident to its business, including various claims and pending actions against the Company seeking damages in large amounts or clarifications of legal rights. Although there can be no assurance in this regard, the Company does not believe that adverse decisions in any pending or threatened proceedings, or any amounts which it may be required to pay by reason thereof, would have a material adverse effect on the financial condition or results of operations of the Company.

Note 5 -- Capitalized Interest

    During the first six months of 1995 and 1994, $13,360,000 and $9,217,000, respectively, of interest cost was capitalized on certain long-term projects. The total amount of interest cost incurred was $24,051,000 and $21,280,000 for the first six months of 1995 and 1994, respectively.

Note 6 --  Capitalized Exploration

    During the first six months of 1995, $2,101,000 of exploration cost was capitalized on projects in the feasibility stage. No exploration costs were capitalized during 1994.

Note 7 -- Disclosure About Fair Value of Financial Instruments

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

                                                   June 30,
                                                     1995
                                                (In Millions)
                                                -------------

             Amortized cost basis                   $0.4
             Unrealized holding gain                  --
             Unrealized holding loss                  --
                                                     ---
             Fair market value                      $0.4
                                                     ===

    During the three month period ended June 30, 1995, the Company received no proceeds from available-for-sale securities. During the six month period ended June 30, 1995, the Company received $7 million in proceeds from available-for-sale securities, resulting in no realized gains or losses. The Company utilizes the specific identification method in computing realized gains and losses. The change in the net unrealized holding loss, net of tax, for the three month and six month periods ended June 30, 1995 was $0 and $.1 million, respectively.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. The carrying amount of these contracts reflects the cost of the option premiums which will be amortized ratably as the contracts expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at June 30, 1995.

    The estimated fair values of the Company's financial instruments as of June 30, 1995 are as follows (in thousands):

                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
    Cash                               $105,069        $105,069
    Marketable securities                   405             405
    Long-term debt (includes
      current portion)                  588,614         614,989
    Copper price protection
      contracts                          30,836          24,262
    Gold swap contracts                      --           3,575

    The fair value estimates are made at discrete points in time based on relevant market information and information about the financial instruments. These estimates may be subjective in nature and involve uncertainties and significant judgment and therefore cannot be determined with precision.

Note 8 -- Acquisition of Tintaya

    On October 6, 1994, the government of Peru declared the consortium of Magma Copper Company and its wholly-owned subsidiary, Global Magma, Ltd., the winning bidder in the privatization of Empresa Minera Especial Tintaya S.A. ("Tintaya"), which owns one of the largest operating mining projects in Peru. The consortium acquired 98.43% of the common stock of Tintaya on November 29, 1994.

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

                                             Quarter ended   Year to Date
                                             June 30, 1994   June 30, 1994
                                             -------------   -------------
Total revenue                                    $257,177        $451,484
Income before extraordinary items                  29,107          39,246
Net income                                         29,107          39,246
Primary earnings per share                            .59             .74
Earnings per share assuming full dilution             .46             .61

Note 9 -- Issuance of Senior Subordinated Notes and Repurchase of Outstanding Common Stock Warrants

    On May 15, 1995, the Company issued $200 million of 8.70% Senior Subordinated Notes due May 15, 2005 ("the Notes"). The Notes have no call provision. Interest on the Notes is payable on May 15 and November 15 of each year commencing on November 15, 1995. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.7 million of its outstanding publicly traded Common Stock Warrants, $8.50 exercise price ( the Warrants ). The Warrants purchased represented 5.6% of the fully diluted shares that would have been outstanding had all the Warrants been exercised. The Company paid $8.25 per Warrant which resulted in an aggregate purchase price for the Warrants of approximately $30.2 million. Proceeds were also used to repay short-term debt. Remaining proceeds will be used for general corporate purposes.

Note 10 --  Revolving Credit Facility

    On June 21, 1995, the Company completed renegotiation of its revolving credit agreement ( the Revolver ), increasing the available credit from $300 million to $500 million. The Revolver, which expires June 20, 1999, is provided by a consortium of seventeen banks and is available for general corporate purposes. Amounts outstanding under the Revolver bear interest at the London InterBank Offered Rate ("LIBOR"), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear an all-in drawn cost of LIBOR plus 0.50%, which includes a facility fee of 0.1875%.
The facility fee is payable on the full amount of the Revolver, regardless of whether there are any outstanding borrowings.

    Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less that the sum of $450 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1995 and
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To Magma Copper Company:


    We have reviewed the accompanying condensed consolidated balance sheet of MAGMA COPPER COMPANY (a Delaware corporation) and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Tucson, Arizona,
  July 14, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

    Net income for the six months ended June 30, 1995 was $106.2 million compared to $28.2 million for the same period in 1994. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) were $198 million for the six months ended June 30, 1995 and $79 million for the same period in 1994. These increases were primarily due to increased copper prices and sales volume, largely as a result of production from the Tintaya mine acquired in November 1994. The Company realized a copper price of $1.30 per pound for the six months ended June 30, 1995, a $.40 per pound increase from the same period last year. Net cash provided by operating activities was $108 million during the first six months of 1995. Working capital at June 30, 1995 was $201 million (including $105 million in cash and marketable securities) compared to $115 million (including $88 million in cash and marketable securities) at December 31, 1994. This increase in working capital is largely attributable to increased inventories as a result of the Tintaya acquisition in November 1994.

    The Company's cash position and cash flow from operations were used to fund capital expenditures of $227 million for the six months ended June 30, 1995 as compared to $59 million for the same period in 1994.

Results of Operations for the Six Months Ended June 30, 1995
As Compared with the Six Months Ended June 30, 1994

    Total sales increased 67% to $659 million in 1995 from $395 million in 1994. Sales of copper increased in 1995 to $591 million from $353 million in 1994 due to higher realized copper prices and increased sales volume of copper purchased from third parties and also from Magma-source copper, due to production from the Tintaya mine acquired in November 1994.

    Sales of other metal by-products and acid increased $28 million due primarily to sharply higher prices for molybdenum during January and February. The sharp market price increase for molybdenum contributed $15 million in increased sales. Other revenue increases resulted from a greater volume of gold and silver sold, due primarily to production from the Tintaya mine and higher volume and prices for acid.

    Cost of products sold increased by 44% to $433 million in 1995 from
$300 million in 1994 due to increased sales volume and a higher market price of copper concentrates and scrap purchased from third parties for subsequent processing. Scheduled completion of open-pit mining operations at San Manuel (which had produced lower unit cost copper cathode) contributed to increasing the Company's cost per pound before credits of producing Magma source concentrates by 6 cents as compared to the same period in 1994. In addition, at current price and profitability levels, the Company incurs incremental costs related to employee profit sharing and local taxes that are included in net cash operating costs. Despite this increase in cost during the period, the per pound cost of products sold net of credits increased by only three cents to $0.61 compared to $0.58 in 1994, due to the temporary increase in
molybdenum credits.   The following table sets forth the volume of copper
sold in relation to the components that make up cost of products sold:

                                               Six months ended
                                                    June 30,
                                                 (In millions)

                                               1995        1994
                                             --------    --------
    Pounds sold from:
      Magma sources                            331.3       298.1
      Purchased                                114.8        81.9
                                               -----       -----
     Total pounds of copper sold               446.1       380.0
                                               =====       =====
    Toll Processing Pounds:
      Returned as cathode                       35.9        28.2
      Returned as anode                         13.6        13.1

    Cost of Products Sold:
      Magma sources                           $249.5      $205.8
      Purchased                                153.1        71.9
      Tolling                                    6.4         5.8
      Other                                     24.0        16.3
                                               -----       -----
         Total cost of products sold          $433.0      $299.8
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .75      $  .69
        Credits (1)                             (.14)       (.11)
                                               -----       -----
        Net                                   $  .61      $  .58
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $9.2 million to $44.0 million in 1995 from 1994 as a result of increased Magma source pounds and the depreciation of new assets, including those of the Tintaya mine.

    Selling, general and administrative expenses increased $7.0 million due primarily to higher insurance and other costs related to the Tintaya acquisition.

    Exploration, research and development costs increased $3.8 million as a result of the Company's efforts to increase its proven and probable mineral reserves. These activities are presently conducted at the Company's existing minesites and new areas in Chile and Mexico.

    Interest expense decreased $1.4 million to $10.7 million in 1995 due to interest capitalized on the Company's expansion projects.

    Interest income decreased $4.6 million to $2.3 million in 1995 as a result of smaller average balances of cash and marketable securities brought about by the Company's purchase of the Tintaya mine.

    The Company's provision for income taxes of $39.8 million for 1995 and $10.4 million for 1994 reflects higher income in the current period as well as the higher overall rate due to the Tintaya acquisition, the earnings of which are taxed in Peru at a higher effective rate than the Company's U.S. operations.

    Net income in 1995 was $106.2 million, or $1.68 per share fully diluted, compared to $28.2 million, or $.45 per share in 1994. After dividends on preferred stock, $100.4 million in 1995 was available for common stockholders, or $2.05 per share, compared to $22.4 million or $.46 per common share in 1994.

Results of Operations for the Three Months Ended June 30, 1995
As Compared with the Three Months Ended June 30, 1994

    Total sales increased 65% to $362 million in 1995 from $220 million in 1994. Sales of copper increased in 1995 to $328 million from $197 million in 1994 due to higher realized copper prices and increased sales volume of copper purchased from third parties and also from Magma-source copper, due to production from the Tintaya mine acquired in November 1994.

    Sales of other metal by-products and acid increased $13 million due primarily to a greater volume of gold and silver sold as a result of production from the Tintaya mine, and higher prices for acid.

    Cost of products sold increased by 48% to $237 million in 1995 from $160 million in 1994 due to increased sales volume and a higher market price of copper concentrates and scrap purchased from third parties for subsequent processing. Scheduled completion of open-pit mining operations at San Manuel (which had produced lower unit cost copper cathode) and higher costs due to a smelter maintenance shutdown in the second quarter of 1995 contributed to increasing the Company's cost per pound before credits of Magma source production by 6 cents as compared to the same period in 1994. In addition, at current price and profitability levels, the Company incurs incremental costs related to employee profit sharing and local taxes that are included in net cash operating costs. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                             Three months ended
                                                  June 30,
                                               (In millions)

                                               1995        1994
                                             --------    --------
    Pounds sold from:
      Magma sources                            195.6       158.5
      Purchased                                 55.6        41.2
                                               -----       -----
     Total pounds of copper sold               251.2       199.7
                                               =====       =====
    Toll Processing Pounds:
      Returned as cathode                       18.3        14.7
      Returned as anode                          0.0         3.4

    Cost of Products Sold:
      Magma sources                           $146.6      $109.0
      Purchased                                 73.6        38.8
      Tolling                                    3.1         2.9
      Other                                     13.8         8.9
                                               -----       -----
         Total cost of products sold          $237.1      $159.6
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .75      $  .69
        Credits (1)                             (.11)       (.11)
                                               -----       -----
        Net                                   $  .64      $  .58
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $7.5 million to $27.2 million in 1995 from 1994 as a result of increased Magma source pounds and the depreciation of new assets, including those of the Tintaya mine.

    Selling, general and administrative expenses increased $4.1 million due primarily to higher insurance and other costs related to the Tintaya acquisition.

    Exploration, research and development costs increased $2.4 million as a result of the Company's efforts to increase its proven and probable mineral reserves. These activities are presently conducted at the Company's existing minesites and new areas in Chile and Mexico.

    Interest expense decreased $0.8 million to $5.3 million in 1995 due to interest capitalized on the Company's expansion projects.

    Interest income decreased $2.0 million to $1.2 million in 1995 as a result of smaller balances of cash and marketable securities brought about by the Company's purchase of the Tintaya mine.

    The Company's provision for income taxes of $22.9 million for 1995 and $7.6 million for 1994 reflects higher income in the current period as well as the higher overall rate due to the Tintaya acquisition.

    Net income in 1995 was $54.4 million, or $.86 per share fully diluted, compared to $20.6 million, or $.33 per share in 1994. After dividends on preferred stock, $51.5 million in 1995 was available for common stockholders, or $1.05 per share, compared to $17.7 million or $.36 per common share in 1994.

CAPITAL RESOURCES AND LIQUIDITY

    The Company anticipates spending approximately $700 million over the next three years on capital projects, $475 million of which is scheduled to be spent during 1995, $150 million during 1996 and the remainder in 1997. These projects include the development of the Robinson Mining District, the continued development of the Lower Kalamazoo orebody, upgrading mining equipment at Tintaya and in-situ expansion at San Manuel. Capital expenditures for the six months ended June 30, 1995 were $227 million.

    During the first six months of 1995, the Company funded its development projects through internally generated cash flow, new borrowings, short-term borrowing and existing cash balances. The Company s cash flow available for capital expenditures (net income plus depreciation, depletion and amortization) was $150 million at a realized copper price of $1.30 per pound. Cash and marketable securities at June 30, 1995 were $105.5 million. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) were $198 million.

    On June 21, 1995 the Company completed renegotiation of its revolving credit agreement (the Revolver ), increasing the available credit from $300 million to $500 million. The Revolver, which expires on June 20, 1999 is provided by a consortium of seventeen banks and is available for general corporate purposes. Amounts outstanding under the Revolver bear interest at the London InterBank Offered Rate ("LIBOR"), the Certificate of Deposit or the prime rate, as defined, plus a margin which may vary depending on the credit rating of the Company. Currently, borrowings would bear an all-in drawn cost of 0.50%, which includes a facility fee of 0.1875%. The facility fee is payable on the full amount of the Revolver, regardless of whether there are any outstanding borrowings.

    Under the terms of the Revolver, the Company must: (i) maintain a consolidated net worth of not less that the sum of $450 million plus 50% of consolidated net income for each fiscal year beginning with fiscal 1995 and
(ii) not permit the ratio of its consolidated debt to total capitalization (debt and equity) to exceed 60%.

    On May 15, 1995, the Company issued $200 million of 8.70% Senior Subordinated Notes due May 15, 2005 ("the Notes"). The Notes have no call provision. Interest on the Notes is payable on May 15 and November 15 of each year commencing on November 15, 1995. A portion of the net proceeds from the sale of the Notes was used to repurchase approximately 3.7 million of its outstanding publicly traded Common Stock Warrants, $8.50 exercise price ( the Warrants ). The Warrants purchased represented 5.6% of the fully diluted shares that would have been outstanding had all the Warrants been exercised. The Company paid $8.25 per Warrant which resulted in an aggregate purchase price for the Warrants of approximately $30.2 million. Proceeds were also used to repay short-term debt. Remaining proceeds will be used for general corporate purposes.

    On June 22, 1995 the Company filed a Form S-3 Registration Statement for up to $200 million in debt and/or equity securities which may be issued from time to time. There is a total of $300 million available to be issued as debt and/or equity securities.

    In light of the historic volatility of copper prices, the Company uses a combination of put options, futures, swap contracts and forward commitments to assure cash flow from operations to facilitate its capital spending program. The Company's price protection program creates floor prices of $.86 and $1.08 for the third and fourth quarters of 1995, respectively, and a price of $.95 for 1996. For 1997, the Company has purchased put options covering 364 million pounds of first and second quarter production, creating a minimum realized price of approximately $.93 per pound. The Company believes that even if prices were to fall below these levels, because of its price protection program, it would be able to fund a substantial portion of the capital expenditures scheduled for these periods from cash balances and operating cash flow, with the remainder to be funded by its existing credit facilities, or alternative sources of borrowings that the Company may seek.

    The decision to complete ongoing projects or to undertake new projects is subject to a variety of factors, which may include (depending on the project), the price of copper, the completion of favorable feasibility studies and permitting. There can be no assurance that the Company will undertake all of these opportunities or that, if undertaken, they will prove successful.

OTHER MATTERS

    Magma Tintaya, S.A., the Company's 98.43% owned subsidiary, has two labor unions representing 80% of the work force. On July 18, 1995 Magma Tintaya S.A. and the Tintaya labor unions committed to a five year labor agreement, from July 1, 1995 through June 30, 2000. This labor agreement provides for modest base wage increases in the first three years and a lump sum bonus at the beginning of the fourth and fifth years with no increase in the base wage. The agreement also provides for a signing bonus of approximately $200 per person.

PART II - OTHER INFORMATION
---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At its Annual Meeting of Stockholders on May 18, 1995, the stockholders of the Company elected the following Class II Directors: Judd
R. Cool (39,631,899 votes for and 94,465 withheld), John R. Kennedy (39,634,572 votes for and 91,792 withheld), Simon D. Strauss (39,609,333 votes for and 117,031 withheld), and J. Burgess Winter (39,487,292 votes for and 239,072 withheld). There were no broker non-votes or abstentions in this matter. Persons who will continue to serve on the Company's Board of Directors until the expiration of their term or until their successors are duly elected and qualified include Christopher W. Brody, John W. Goth, Henry
B. Sargent, Donald J. Donahue, Thomas W. Rollins, H. Wilson Sundt, and John
L. Vogelstein.

    The Company also ratified the Board s selection of Arthur Andersen LLP as accountants for 1995 with 39,638,406 votes for, 37,895 against and 50,063 abstaining.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:


         Exhibit 10   -       Revolving Credit Facility Agreement dated as
                              of June 21, 1995.

         Exhibit 11   -       Statement re computation of per share
                              earnings.

         Exhibit 27   -       Financial Data Schedules

     (b) Reports on Form 8-K:

         The Company filed a Form 8-K dated May 15, 1995 relating to its offering of $200 million of 8.70% Senior Subordinated Notes due May 15, 2005 and also to its offer to purchase any and all of its outstanding Common Stock Warrants.

         The Company filed a Form 8-K dated June 14, 1995 reporting the results of its offer to purchase its outstanding Common Stock Warrants.

                                   Signature
                                   ---------


    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MAGMA COPPER COMPANY





Date: August 7, 1995

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