Form 10-Q
period 1995-09-30
MAGMA COPPER CO
filed 1995-11-14
CIK 61425

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                            or

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

                      Yes   X           No
                          ______           ______


Number of shares of common stock outstanding
  at November 6, 1995:                                           46,376,384

                              MAGMA COPPER COMPANY

                                   Form 10-Q
                    For the Quarter Ended September 30, 1995
                                     INDEX
                                                                     Page
                                                                    Number

Part I     -   Financial Information

Item 1     -   Financial Statements

           Introduction to the Financial Statements                    1

           Consolidated Balance Sheets -
           September 30, 1995 and December 31, 1994                    2

           Consolidated Statements of Operations-
           Three months and nine months ended
           September 30, 1995 and 1994                                 3

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1995 and 1994               4

           Notes to Consolidated Financial Statements                  5

           Report of Independent Public Accountants                   10

Item 2     -   Management's Discussion and Analysis of
                 Financial Condition and Results
                 of Operations                                        11

Part II    -   Other Information

Item 5     -   Other Matters                                          16

Item 6     -   Exhibits and Reports on Form 8-K                       16


           Signature                                                  17

PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



     The financial statements for the three months and nine months ended September 30, 1995 and 1994 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months and nine months ended September 30, 1995, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1995. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

     The financial statements included herein have been subjected to a review, in accordance with the standards established by the American Institute of Certified Public Accountants, by Arthur Andersen LLP, the registrant's independent public accountants.



                             MAGMA COPPER COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
                                             September 30,  December 31,
    Assets                                        1995          1994
    ------                                    ------------  ------------
    Current Assets:
      Cash                                    $   61,950    $   72,849
      Marketable securities                           --        15,388
      Accounts receivable                        132,446       101,058
      Inventories:
        Metals                                   137,410        96,186
        Materials and supplies                    40,726        40,814
      Prepaid expenses                            23,927        15,045
                                               ---------     ---------
      Total current assets                       396,459       341,340
                                               ---------     ---------
    Net Property, Plant and Mine
      Development                              1,509,956     1,217,220
                                               ---------     ---------
    Other                                         28,040        18,076
                                               ---------     ---------
        Total Assets                          $1,934,455    $1,576,636
                                               =========     =========
    Liabilities and Stockholders' Equity
     ------------------------------------
    Current Liabilities:
      Accounts payable                        $   40,527    $   34,101
      Accrued liabilities                        197,892       168,516
      Short-term borrowings and
        current portion of long-term debt          5,394        20,641
      Income taxes payable                        (2,393)        3,218
                                               ---------     ---------
      Total current liabilities                  241,420       226,476
                                               ---------     ---------
    Accrued Pension, Retirement and
      Other Liabilities                           67,830        67,934
    Deferred Income Taxes                        160,373       135,356
    Long-Term Debt                               582,057       386,802

    Commitments and Contingencies

    Stockholders' Equity:
      Cumulative convertible preferred
        stock                                         40            40
      Common stock                                   463           460
      Capital in excess of par value             597,614       625,849
      Retained earnings                          287,185       137,833
      Unearned stock grant compensation           (2,527)       (4,032)
      Unrealized loss on marketable
        securities                                    --           (82)
                                               ---------     ---------
      Total stockholders' equity                 882,775       760,068
                                               ---------     ---------
        Total Liabilities and
          Stockholders' Equity                $1,934,455    $1,576,636
                                               =========     =========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                              MAGMA COPPER COMPANY
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   Three Months          Nine months
                                 ended September 30,  ended September 30,
                                -------------------- ---------------------
                                  1995       1994       1995        1994
                                --------   --------  ---------    ---------

Sales                           $392,598   $227,074  $1,051,656   $622,140
Cost of sales:
  Cost of products sold         (277,917)  (165,175)   (710,931)  (464,964)
  Depreciation, depletion
    and amortization             (25,086)   (18,993)    (69,123)   (53,859)
Selling, general and
 administrative                   (8,865)    (5,416)    (26,837)   (16,353)
Exploration, research
 and development                  (5,750)    (3,184)    (15,862)    (9,533)
                                 -------    -------   ---------    -------
Income from operations            74,980     34,306     228,903     77,431
Other income (expense):
  Interest expense                (6,294)    (6,715)    (16,985)   (18,778)
  Interest income                  1,435      1,334       3,690      8,211
  Other                             (698)      (204)       (219)       525
                                 -------    -------   ---------    -------
Income before income taxes        69,423     28,721     215,389     67,389
Income tax provision             (17,543)    (6,400)    (57,320)   (16,847)
                                 -------    -------   ---------    -------
Net income                      $ 51,880   $ 22,321  $  158,069   $ 50,542
                                 =======    =======   =========    =======
Preferred stock dividends         (2,906)    (2,906)     (8,718)    (8,718)
                                 -------    -------   ---------    -------
Net income available for
  common stock                  $ 48,974   $ 19,415  $  149,351   $ 41,824
                                 =======    =======   =========    =======
Earnings per share of common
  stock, primary:

Net income                      $   1.08   $    .45  $     3.24   $   1.03
Preferred stock dividends           (.06)      (.06)       (.18)      (.18)
                                 -------    -------   ---------    -------
Earnings per share of common
 stock                          $   1.02   $    .39  $     3.06   $    .85
                                 =======    =======   =========    =======
Average common shares
  outstanding, primary            47,807     49,313      48,858     49,095

Earnings per share of common
  stock, fully diluted:
Net income                      $    .84   $    .35  $     2.50   $    .80
                                 =======    =======   =========    =======
Average common shares
outstanding, fully diluted        61,914     63,409      63,190     63,444

Common shares outstanding         46,355     46,011      46,355     46,011




             The accompanying notes are an integral part of these
                      consolidated financial statements.


                              MAGMA COPPER COMPANY
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                          Nine months
                                                       ended September 30,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
    Net income                                         $158,069   $ 50,542
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation, depletion and amortization           69,123     53,859
      Gain (loss) on sale of assets                         170         26
      Other                                               2,360      1,873
                                                        -------    -------
                                                        229,722    106,300
                                                        -------    -------
      Change in certain assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                            (31,418)   (14,359)
         Inventories                                    (39,163)   (20,909)
         Prepaid expenses                                (8,633)    (3,778)
       Increase (decrease) in:
         Accounts payable and accrued expenses           35,802     34,192
         Income taxes payable                            (5,611)       320
         Accrued pension, retirement
           and other liabilities                          1,377        972
         Deferred income taxes                           11,821      1,307
                                                        -------    -------
       Net change in certain assets and liabilities     (35,825)    (2,255)
                                                        -------    -------
    Net cash provided by operating activities           193,897    104,045
                                                        -------    -------
    Cash flows from investing activities:
     Capital expenditures                              (347,763)   (99,345)
     Acquisition of Tintaya                              (5,197)        --
     Marketable securities                               15,331    (94,748)
     Proceeds from sale of assets                           910        362
     Other                                               (6,235)    (8,107)
                                                        -------    -------
    Net cash used by investing activities              (342,954)  (201,838)
                                                        -------    -------
    Cash flows from financing activities:
     Short-term financing                                28,500         --
     Long-term debt repayment                           (43,500)        --
     Long-term debt borrowings                          199,464         --
     Long-term debt repayment                            (1,000)    (7,151)
     Long-term lease financing                           (3,471)    (3,960)
     Debt issuance costs                                 (4,581)      (402)
     Issuance of common stock under stock plans           1,662      1,254
     Issuance of common stock from warrants exercised       164        935
     Issuance of preferred stock                             --        (85)
     Warrant redemption costs                           (30,362)        --
     Preferred stock dividend                            (8,718)    (8,718)
                                                        -------    -------
    Net cash provided (used) by financing activities    138,158    (18,127)
                                                        -------    -------
    Net increase (decrease) in cash                     (10,899)  (115,920)
    Cash at the beginning of the period                  72,849    230,414
                                                        -------    -------
    Cash at the end of the period                      $ 61,950   $114,494
                                                        =======    =======
    Marketable securities                                    --    203,639
                                                        -------    -------
    Total cash and marketable securities               $ 61,950   $318,133
                                                        =======    =======
    Supplemental disclosure of cash flow information:
      Cash paid during the period for -
        Interest, net of amounts capitalized           $  7,508   $ 17,344
        Income taxes                                   $ 47,368   $ 14,963

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

Note 2 -- Inventories

     Copper concentrate is a product that can be readily purchased or sold to third parties. Typically it is the practice of the Company to classify its concentrate inventories as "in process" rather than "finished goods" as this material is subject to further processing at the Company's smelting and refining complex. However, at September 30, 1995 and December 31, 1994, $5.2 million and $4.7 million, respectively, of copper concentrate from the Company's Tintaya, Peru property was classified as finished goods because this material is expected to be sold to third parties.

     The components of inventories are as follows (in thousands):

                                       September 30,    December 31,
                                           1995             1994
                                       -------------    ------------
    Metals in process, net               $115,758         $ 70,817
    Finished goods                         21,652           25,369
                                          -------          -------
    Metals                                137,410           96,186
    Materials and supplies, net            40,726           40,814
                                          -------          -------
                                         $178,136         $137,000
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

    The Company has recorded a provision for income taxes of $57,320,000 in the first nine months of 1995. Included in this provision is an accrual for foreign taxes. Additionally, U.S. taxes net of anticipated foreign tax credits have been provided on foreign earnings as management does not have specific plans for reinvestment of foreign earnings nor do they plan to postpone remittance indefinitely. The provision for income taxes differs from the amounts computed by applying the federal statutory tax rate to the net income before taxes, as follows:


                                  For the nine months ended
                                      September 30, 1995
                                 ---------------------------
                                   Dollars        Tax Rate
                                (In millions)   (percentage)
                                 ------------    -----------
      Income tax provision
        at federal
        statutory rate               $(75,386)       (35)%

      Percentage depletion             23,333         11

      State tax                        (5,267)        (3)

      Effect of foreign tax rates          --         --
                                      -------        ---
        Total provision              $(57,320)       (27)%
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

Note 5 -- Capitalized Interest

    During the first nine months of 1995 and 1994, $22,224,000 and $13,115,000, respectively, of interest cost was capitalized on certain long-term projects. The total amount of interest cost incurred was $39,209,000 and $31,893,000 for the first nine months of 1995 and 1994, respectively.

Note 6 -- Capitalized Exploration

    During the first nine months of 1995, $7,431,000 of exploration cost was capitalized on projects in the feasibility stage. No exploration costs were capitalized during 1994.

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

    During the three and nine month period ended September 30, 1995, the Company received $0.4 and $7.4 million, respectively, in proceeds from maturities of available-for-sale securities resulting in no realized gains or losses.

    Long-Term Debt. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

    Price Protection Contracts. From time to time the Company enters into options and futures contracts or fixed price forward sales agreements as a hedge against lower copper prices. The carrying amount of these contracts reflects the cost of the option premiums which will be amortized ratably as the contracts expire. The fair value of these contracts is estimated based on quotes from brokers and market prices at September 30, 1995.

    The estimated fair values of the Company's financial instruments as of September 30, 1995 are as follows (in thousands):

                                       Carrying         Fair
                                        Amount          Value
                                       --------        -------
    Cash                               $ 61,950        $ 61,950
    Marketable securities                    --              --
    Long-term debt (includes
      current portion)                  587,451         613,462
    Copper price protection
      contracts                          30,359          14,256
    Gold swap contracts                      --           4,220

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

                                               September 30, 1994
                                         --------------------------------
                                         Quarter ended      Year to Date
                                         -------------      ------------
Total revenue                               $239,954           $691,438
Income before extraordinary items             23,796             63,042
Net income                                    23,796             63,042
Primary earnings per share                       .42               1.11
Earnings per share assuming full dilution        .38                .99

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Magma Copper Company:


We have reviewed the accompanying condensed consolidated balance sheet of MAGMA COPPER COMPANY (a Delaware corporation) and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Magma Copper Company and subsidiaries as of December 31, 1994 (not presented herein), and in our report dated January 27, 1995, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                          ARTHUR ANDERSEN LLP


Tucson, Arizona,
       October 13, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

    Net income for the nine months ended September 30, 1995 was $158 million compared to $51 million for the same period in 1994. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) were $298 million for the nine months ended September 30, 1995 and $132 million for the same period in 1994. These increases were primarily due to increased copper prices and increased sales volume, largely as a result of production from the Tintaya mine acquired in November 1994. The Company realized a copper price of $1.30 per pound for the nine months ended September 30, 1995, a $.36 per pound increase from the same period last year. Net cash provided by operating activities was $194 million during the first nine months of 1995. Working capital at September 30, 1995 was $155 million (including $62 million in cash and marketable securities) compared to $115 million (including $88 million in cash and marketable securities) at December 31, 1994. This increase in working capital is largely attributable to increased inventories as a result of the Tintaya acquisition in November 1994.

    The Company's cash position and cash flow from operations were used to fund capital expenditures of $353 million for the nine months ended September 30, 1995 as compared to $99 million for the same period in 1994. The nature of these capital expenditures is described below.

Results of Operations for the Nine months Ended September 30, 1995 As Compared with the Nine months Ended September 30, 1994

    Total sales increased 69% to $1,052 million in 1995 from $622 million in 1994. Sales of copper increased in 1995 to $942 million from $556 million in 1994 due to higher realized copper prices and increased sales volume of copper purchased from third parties and also from Magma source copper. The increase in Magma source copper relates to production from the Tintaya mine acquired in November 1994.

    Sales of other metal by-products and acid increased $44 million due primarily to sharply higher prices for molybdenum during January and February. The sharp market price increase for molybdenum contributed $15 million in increased sales. Other revenue increases resulted from a greater volume of gold and silver sold, due primarily to production from the Tintaya mine and from third party concentrates, along with higher volume and prices for acid.

    Cost of products sold increased by 53% to $711 million in 1995 from
$465 million in 1994 due to increased sales volume and a higher market price for copper concentrates and scrap purchased from third parties for subsequent processing. The Company's cost per pound before credits of producing Magma source concentrates increased by 6 cents as compared to the same period in 1994. This was largely due to the scheduled completion of open-pit mining operations at San Manuel (which had produced lower unit cost electrowon copper cathode) and the mining of lower grade ore at the San Manuel
underground mine.   In addition, at current price and profitability levels,
the Company incurs incremental costs related to employee profit sharing and local taxes that are included in net cash operating costs. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                              Nine months ended
                                                 September 30,
                                                 (In millions)

                                               1995        1994
                                             --------    --------
    Pounds sold from:
      Magma sources                            506.1       443.3
      Purchased                                201.5       129.2
                                               -----       -----
     Total pounds of copper sold               707.6       572.5
                                               =====       =====
    Toll Processing Pounds:
      Returned as cathode                       54.5        52.5
      Returned as anode                         15.3        20.4

    Cost of Products Sold:
      Magma sources                           $381.4      $307.7
      Purchased copper                         271.9       123.0
      Tolling                                    9.3        10.4
      Purchased by-products                     38.7        13.7
      Other                                      9.6        10.2
                                               -----       -----
         Total cost of products sold          $710.9      $465.0
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .75      $  .69
        Credits (1)                             (.12)       (.11)
                                               -----       -----
        Net                                   $  .63      $  .58
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $15 million to $69 million in 1995 from 1994 as a result of the depreciation of new assets, including those of the Tintaya mine.

    Selling, general and administrative expenses increased $10 million due primarily to higher insurance and other costs related to the Tintaya acquisition.

    Exploration, research and development costs increased $6 million as a result of the Company's efforts to increase its proven and probable mineral reserves. These activities are presently conducted at the Company's existing minesites and new areas in Chile and Mexico.

    Interest expense decreased $1.8 million to $17 million in 1995 due to interest capitalized on the Company's expansion projects.

    Interest income decreased $4.5 million to $3.7 million in 1995 as a result of smaller average balances of cash and marketable securities brought about by the Company's purchase of the Tintaya mine and its capital spending projects.

    The Company's provision for income taxes of $57 million for 1995 and $17 million for 1994 reflects higher income in the current period as well as the higher overall rate due to the Tintaya acquisition.

    Net income in 1995 was $158 million, or $2.50 per share fully diluted, compared to $51 million, or $.80 per share in 1994. After dividends on preferred stock, $149 million in 1995 was available for common stockholders, or $3.06 per share, compared to $42 million or $.85 per common share in 1994.

Results of Operations for the Three Months Ended September 30, 1995 As Compared with the Three Months Ended September 30, 1994

    Total sales increased 73% to $393 million in 1995 from $227 million in 1994. Sales of copper increased in 1995 to $351 million from $203 million in 1994 due to higher realized copper prices and increased sales volume of copper purchased from third parties and also from Magma-source copper, due to production from the Tintaya mine acquired in November 1994.

    Sales of other metal by-products and acid increased $17 million due primarily to a greater volume of gold and silver sold as a result of production from the Tintaya mine and from third party concentrates, and as a result of higher prices for acid.

    Cost of products sold increased by 68% to $278 million in 1995 from $165 million in 1994 due to increased sales volume and a higher market price for copper concentrates and scrap purchased from third parties for subsequent processing. Additionally, the Company's cost per pound before credits of producing Magma source concentrates increased by five cents as compared to the same period in 1994. This was largely due to the scheduled completion of open-pit mining operations at San Manuel (which had produced lower unit cost electrowon copper cathode) and the mining of lower grade ore at the San Manuel underground mine. In addition, at current price and profitability levels, the Company incurs incremental costs related to employee profit sharing and local taxes that are included in net cash operating costs.

    Credits per pound of copper sold decreased due to lower market prices for custom smelting and refining and one lower priced TCRC contract that will expire at the end of the second quarter 1996. The following table sets forth the volume of copper sold in relation to the components that make up cost of products sold:

                                            Three months ended
                                               September 30,
                                               (In millions)

                                               1995        1994
                                             --------    --------
    Pounds sold from:
      Magma sources                            174.8       145.2
      Purchased                                 86.7        47.3
                                               -----       -----
     Total pounds of copper sold               261.5       192.5
                                               =====       =====
    Toll Processing Pounds:
      Returned as cathode                       18.6        24.3
      Returned as anode                          1.7         7.3

    Cost of Products Sold:
      Magma sources                           $131.9      $101.9
      Purchased copper                         118.8        51.1
      Tolling                                    2.9         4.6
      Purchased by-products                     21.0         4.5
      Other                                      3.3         3.1
                                               -----       -----
         Total cost of products sold          $277.9      $165.2
                                               =====       =====
    Per Pound Cost of Products Sold:
      Magma Sources
        Before credits                        $  .75      $  .70
        Credits (1)                             (.09)       (.12)
                                               -----       -----
        Net                                   $  .66      $  .58
                                               =====       =====

(1) Deductions for rod premiums, profit on by-products and custom processing.

    Depreciation, depletion and amortization expense increased $6 million to $25 million in 1995 from 1994 as a result of including depreciation of the Tintaya mine.

    Selling, general and administrative expenses increased $3.4 million due primarily to higher insurance and other costs related to the Tintaya acquisition.

    Exploration, research and development costs increased $2.6 million as a result of the Company's efforts to increase its proven and probable mineral reserves. These activities are presently conducted at the Company's existing minesites and new areas in Chile and Mexico.

    Interest expense decreased $0.4 million to $6.3 million in 1995 due to interest capitalized on the Company's expansion projects.

    The Company's provision for income taxes of $18 million for 1995 and $6 million for 1994 reflects higher income in the current period as well as the higher overall rate due to the Tintaya acquisition.

    Net income in 1995 was $52 million, or $.84 per share fully diluted, compared to $22 million, or $.35 per share in 1994. After dividends on preferred stock, $49 million in 1995 was available for common stockholders, or $1.02 per share, compared to $19 million or $.39 per common share in 1994.

CAPITAL RESOURCES AND LIQUIDITY

    The Company anticipates spending approximately $700 million between 1995 and 1997 on capital projects, $480 million of which is scheduled to be spent during calendar year 1995, $150 million during 1996 and the remainder in 1997. These projects include the development of the Robinson Mining District, the continued development of the Lower Kalamazoo orebody, upgrading mining equipment at Tintaya and in-situ expansion at San Manuel. Capital expenditures for the nine months ended September 30, 1995 were $353 million.

    During the first nine months of 1995, the Company funded its development projects through internally generated cash flow, new borrowings, short-term borrowing and existing cash balances. The Company s cash flow available for capital expenditures (net income plus depreciation, depletion and amortization) was $227 million at a realized copper price of $1.30 per pound. Cash at September 30, 1995 was $62 million. Earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) were $298 million.

    On June 21, 1995 the Company completed renegotiation of its revolving credit agreement (the Revolver ), increasing the available credit from $300 million to $500 million. The Revolver, which expires on June 20, 1999 is provided by a consortium of seventeen banks and is available for general corporate purposes. As of September 30, 1995, there were no amounts outstanding.

    On June 22, 1995 the Company filed a Form S-3 Registration Statement which, together with an existing filing, provides Magma with the flexibility to issue up to $300 million in debt and/or equity securities from time to time.

    In light of the historic volatility of copper prices, the Company uses a combination of put options, futures, swap contracts and forward commitments to assure cash flow from operations to facilitate its capital spending program. The Company's price protection program creates floor prices of $1.08 for the fourth quarter of 1995 and $.95 for 1996. For 1997, the Company has purchased put options covering 547 million pounds of first, second and third quarter production, creating a minimum realized price of approximately $.93 per pound for the first and second quarters and $.86 per pound for the third quarter. Additionally, for the fourth quarter of 1997, the Company has put options on 88 million pounds at a realized price of $.83 per pound. The Company believes that even if prices were to fall below these levels, because of its price protection program, it would be able to fund a substantial portion of the capital expenditures scheduled for these periods from cash balances and operating cash flow, with the remainder to be funded by its existing credit facilities, or alternative sources of borrowings that the Company may seek.

    The decision to complete ongoing projects or to undertake new projects is subject to a variety of factors, which may include (depending on the project), the price of copper, the completion of favorable feasibility studies and permitting. There can be no assurance that the Company will undertake all of these opportunities or that, if undertaken, they will prove successful.

PART II - OTHER INFORMATION
---------------------------

Item 5.   OTHER MATTERS

    On July 13, 1995 the Board of Directors elected Pedro Pablo Kuczynski to serve as a Class III director of the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits:

         Exhibit 3            -     Amended By-Laws of Magma Copper Company.

         Exhibit 11           -     Statement re computation of per share
                                    earnings.

         Exhibit 27.1         -     Financial Data Schedule for the nine
                                    months ended September 30, 1995.

         Exhibit 27.2         -     Amended Financial Data Schedule for the
                                    six months ended June 30, 1995.

     (b) Reports on Form 8-K:

         The Company filed no reports on Form 8-K during the three months ended September 30, 1995.

                                   Signature
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MAGMA COPPER COMPANY





Date: November 14, 1995
                                 By:  /s/   Douglas J. Purdom
                                     -----------------------------
                                            Douglas J. Purdom
                                           Vice President and
                                         Chief Financial Officer
                                          (Principal Accounting
                                          and Financial Officer)